Form 10QSB
period 1996-06-30
MILLION DOLLAR SALOON INC
filed 1996-08-14
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


- -------------------------------------------------------------------------------



(Mark one)
    XX            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________


- -------------------------------------------------------------------------------



                         Commission File Number: 0-27006

                           MILLION DOLLAR SALOON, INC.
        (Exact name of small business issuer as specified in its charter)

       Nevada                                                 13-3428657
(State of incorporation)                               (IRS Employer ID Number)

                  6848 Greenville Avenue, Dallas, Texas 75231
                    (Address of principal executive offices)

                                 (214) 691-6757
                           (Issuer's telephone number)


- -------------------------------------------------------------------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES   X    NO

State the number of shares outstanding of each of the issuer's classes of
common equity as of the latest practicable date:    April 25, 1996: 5,010,084

Transitional Small Business Disclosure Format (check one):    YES       NO X

                           MILLION DOLLAR SALOON, INC.

                 Form 10-QSB for the Quarter ended June 30, 1996

                                Table of Contents


                                                                       Page

Part I - Financial Information

  Item 1  Financial Statements                                           3

  Item 2  Management's Discussion and Analysis or Plan of Operation     10

Part II - Other Information

  Item 1    Legal Proceedings                                           11

  Item 2    Changes in Securities                                       11

  Item 3    Defaults Upon Senior Securities                             11

  Item 4    Submission of Matters to a Vote of Security Holders         11

  Item 5    Other Information                                           11

  Item 6    Exhibits and Reports on Form 8-K                            11

Signatures                                                              12

                  Million Dollar Saloon, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                       June 30, 1996 and December 31, 1995


                                     ASSETS

                                                      (unaudited)     (audited)
                                                        June 30,    December 31,
                                                           1996          1995
                                                       -----------------------
Current assets
   Cash on hand and in bank .......................  $   699,656    $   133,374
   Note receivable - current portion ..............       19,660         19,660
   Accounts receivable
     Trade ........................................       35,103         63,653
     Prepaid Federal income taxes .................         --            8,520
   Inventory ......................................       10,451          9,937
                                                      -----------    -----------

     Total current assets .........................      764,870        235,144
                                                      -----------    -----------

Property and equipment - at cost
   Buildings and related improvements .............    1,995,131      1,994,730
   Vehicles .......................................       52,727           --
   Furniture and equipment ........................      757,678        755,680
                                                      -----------    -----------
                                                       2,805,536      2,750,410
   Accumulated depreciation .......................   (1,357,612)    (1,316,679)
                                                      -----------    -----------
                                                       1,447,924      1,433,731
   Land ...........................................      816,487        816,487
                                                      -----------    -----------

     Net property and equipment ...................    2,264,411      2,250,218
                                                      -----------    -----------

Other assets
   Note receivable - non-current portion ..........      135,842        145,423
   Accounts receivable - officers, shareholders
     and affiliates ...............................      750,456        715,525
   Organization costs, net of accumulated
     amortization of approximately $12,181
     and $4,688, respectively .....................       62,747         70,240
   Loan costs, net of accumulated amortization
     of approximately $4,742 and $1,580, respectively     26,865         30,026
   Other ..........................................       19,485         85,385
                                                      -----------    -----------

     Total other assets ...........................      995,395      1,046,599
                                                      -----------    -----------

     Total assets .................................  $ 4,024,676    $ 3,531,961
                                                     ===========    ===========


                                  - Continued -




The  financial  information  included  herein has been  prepared  by  management without audit by independent certified public accountants.
                See accompanying notes to financial statements.
                                        3

                  Million Dollar Saloon, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                       June 30, 1996 and December 31, 1995


                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                        (unaudited)    (audited)
                                                          June 30,  December 31,
                                                            1996          1995
                                                         -----------------------
Current liabilities
   Note payable to a bank ...........................   $  500,000   $     --
   Current maturities of long-term debt .............      122,369      135,911
   Accounts payable
     Trade ..........................................       21,409       71,438
     Affiliates and shareholders ....................         --          2,736
   Accrued liabilities ..............................       22,918       50,859
   Tenant deposits ..................................        6,500        6,500
                                                         ----------   ----------

     Total current liabilities ......................      673,196      267,444

Long-term liabilities
   Note payable, net of current maturities ..........      622,549      623,193
   Deferred tax liability ...........................       90,213       90,213
                                                         ----------   ----------

     Total liabilities ..............................    1,385,958      980,850
                                                         ----------   ----------

Shareholders' equity Preferred stock - $0.001 par value
     5,000,000 shares authorized.  None
     issued and outstanding ..........................        --           --
   Common stock - $0.001 par value ...................
     50,000,000 shares authorized ....................   5,010,084
     and 5,000,084 issued and outstanding,
     respectively ....................................       5,010        5,000
   Additional paid-in capital ........................     206,706         --
   Retained earnings .................................   2,427,002    2,546,111
                                                        ----------   ----------

     Total shareholders' equity ......................   2,638,718    2,551,111
                                                        ----------   ----------

     Total liabilities and shareholders' equity ......  $4,024,676   $3,531,961
                                                         ==========   ==========




The  financial  information  included  herein has been  prepared  by  management without audit by independent certified public accountants.
                See accompanying notes to financial statements.
                                        4

                  Million Dollar Saloon, Inc. and Subsidiaries
                        Consolidated Statements of Income
                Three and six months ended June 30, 1996 and 1995


                                          (unaudited)(unaudited)(unaudited)(unaudited)
                                        Three months  Three months    Six months    Six months
                                           ended         ended          ended         ended
                                          June 30,      June 30,       June 30,       June 30,
                                           1996           1995           1996          1995
                                          ---------------------------------------------------
Revenues
   Sales - club operations ........   $   794,866   $   579,393    $ 1,671,144    $ 1,207,012
   Rental income ..................       101,963       102,751        206,168        240,219
                                      -----------   -----------    -----------    -----------

     Total revenues ...............       896,829       682,144      1,877,312      1,447,231

Cost of sales - club operations ...       520,418       341,153      1,016,660        685,072
                                      -----------   -----------    -----------    -----------

Gross profit ......................       376,411       340,991        860,652        762,159
                                      -----------   -----------    -----------    -----------

Operating expenses
   General and administrative
     expenses .....................       246,762       338,120        479,968        658,905
   Interest expense ...............        39,480        10,612         58,119         21,835
   Depreciation and amortization ..        27,085        21,153         54,170         42,297
                                      -----------   -----------    -----------    -----------

     Total operating expenses .....       313,327       369,885        592,257        723,037
                                      -----------   -----------    -----------    -----------

Income from operations ............        63,084       (28,894)       268,395         39,122

Other income (expense) ............        22,051         4,307         25,310         22,096
                                      -----------   -----------    -----------    -----------

Income before income taxes ........        85,135       (24,587)       293,705         61,218

Income taxes
   Current ........................         5,105          --            5,105         (2,706)
   Deferred .......................          --            --          (70,900)        75,000
                                      -----------   -----------    -----------    -----------

NET INCOME ........................   $    90,240   $   (24,587)   $   227,910    $   133,512
                                      ===========   ===========    ===========    ===========


Earnings per weighted-average share
   of common stock outstanding ....   $      0.02           nil    $      0.05    $      0.03
                                      ===========   ===========    ===========    ===========

Weighted-average number of
   shares outstanding .............     5,010,084     5,000,084      5,010,084      5,000,084
                                      ===========   ===========    ===========    ===========


The  financial  information  included  herein has been  prepared  by  management without audit by independent certified public accountants.
                See accompanying notes to financial statements.
                                        5

                  Million Dollar Saloon, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 1996 and 1995

                                                                       (unaudited    (unaudited)
                                                                        Six months    Six months
                                                                           ended        ended
                                                                          June 30,     June 30,
                                                                            1996         1995
                                                                            -----------------------
Cash flows from operating activities
   Net income (loss) for the period ..................................   $ 227,910    $ 133,512
   Adjustments to reconcile net loss to net cash
     used in operating activities
     Depreciation and amortization ...................................      51,587       42,297
     Fair market value of building given in
     exchange for compensation .......................................        --          3,247
     Stock issued to pay consulting fees .............................      10,000         --
     (Increase) decrease in
       Accounts receivable - trade ...................................      28,550       (4,087)
       Prepaid Federal income taxes receivable .......................       8,520        6,534
       Inventory .....................................................        (514)       1,512
       Deferred tax asset and other ..................................      (5,000)           7
     Increase (decrease) in
       Accounts payable - trade and other accrued liabilities ........     (77,970)       3,915
       Income taxes payable ..........................................      70,900      (74,794)
                                                                         ---------    ---------
Net cash provided by operating activities ............................     313,983      112,143
                                                                         ---------    ---------

Cash flows from investing activities
   Principal collections on note receivable ..........................       9,581        5,891
   Purchases of property and equipment ...............................      (2,399)        --
                                                                         ---------    ---------
Net cash provided by investing activities ............................       7,182        5,891
                                                                         ---------    ---------

Cash flows from financing activities
   Principal advances on notes payable ...............................     500,000         --
   Principal payments on notes payable ...............................     (66,913)     (64,420)
   Funds advanced by affiliates and shareholders - net ...............     (37,667)     (35,028)
   Cash paid in dividends ............................................    (150,303)      (7,000)
   Proceeds from sale of common stock ................................        --          1,500
                                                                         ---------    ---------
Net cash provided by (used in) financing activities ..................     245,117     (104,948)
                                                                         ---------    ---------

Increase in cash .....................................................     566,282       13,086
Cash at beginning of period ..........................................     133,374      123,143
                                                                         ---------    ---------
Cash at end of period ................................................   $ 699,656    $ 136,229
                                                                         =========    =========

Supplemental disclosure of interest and income taxes paid
   Interest paid for the period ......................................   $  60,702    $  21,835
                                                                         =========    =========
   Income taxes paid (refunded) for the period .......................   $  (8,520)   $  (4,034)
                                                                         =========    =========

Supplemental disclosure of non-cash investing and financing activities
   Acquisition of vehicle on lease payable ...........................   $  52,727    $    --
                                                                         =========    =========


The  financial  information  included  herein has been  prepared  by  management without audit by independent certified public accountants.
                See accompanying notes to financial statements.
                                        6

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - BACKGROUND AND ORGANIZATION

Million Dollar Saloon, Inc. (formerly Goodheart Ventures, Inc.) (MDS-NV) was incorporated under the laws of the State of Nevada on September 28, 1987. MDS-NV completed a public sale of its securities on November 10, 1988 with the issuance of 489,100 shares of its common stock. Additionally, MDS-NV issued 2,934,600 warrants to purchase one share of Class A common stock at $0.50 per share and one share of Class B common stock at $0.75 per share. No warrants were exercised by their holders and all issued and outstanding warrants have expired.

MDS-NV was formed for the purpose of seeking a suitable merger or acquisition candidate. MDS-NV's activities have consisted principally of raising capital and, as such, was a development stage company prior to the transactions discussed in succeeding paragraphs.

In August 1995, MDS-NV experienced a change in control whereby members of management of Furrh, Inc. and its wholly-owned subsidiary, Tempo Tamers, Inc., Corporation Lex and Don, Inc. became the controlling shareholders of MDS-NV. The shareholders of all entities then reached an oral agreement with whereby these companies would become wholly-owned subsidiaries of MDS-NV.

On September 7, 1995, the shareholders of Furrh, Inc., Corporation Lex and Don, Inc. exchanged 100% of their issued and outstanding stock for a net aggregate 3,925,000 shares of Million Dollar Saloon, Inc., a dormant Texas corporation, (MDS-TX) owned by the majority shareholders of the respective companies. The purpose of this transaction was to consolidate the ownership of Furrh, Inc. and Tempo Tamers, Inc., Corporation Lex and Don, Inc. into a single company to facilitate the merger with MDS-NV.

MDS-TX merged with and into MDS-NV, which was controlled by members of management of MDS-TX, effective November 1, 1995. Goodheart Ventures, Inc. also changed its corporate name to Million Dollar Saloon, Inc. (MDS-NV) on November 1, 1995. Furrh, Inc. and its wholly-owned subsidiary, Tempo Tamers, Inc., Corporation Lex and Don, Inc. remain as separate operating entities and are wholly-owned subsidiaries of MDS- NV.

The combination of Furrh, Inc. and its wholly-owned subsidiary, Tempo Tamers, Inc., Corporation Lex and Don, Inc. with MDS-TX and the concurrent merger of MDS-TX with MDS-NV were separately accounted for in accordance with Accounting Principles Board No. 16 - "Business Combinations", Interpretation #39 for companies under common control on an "as if pooled" basis. The historical financial statements of all involved entities have become the historical consolidated financial statements of MDS-NV.

Furrh, Inc. (Furrh) was incorporated under the laws of the State of Texas on February 25, 1974. Furrh owns and manages commercial rental property located in Dallas County, Texas. Furrh's wholly-owned subsidiary, Tempo Tamers, Inc. (Tempo), was incorporated under the laws of the State of Texas on July 3, 1978. Tempo operates a lounge and entertainment facility, located in Dallas, Texas, under the registered trademark and trade name "Million Dollar Saloon(R)". Additionally, Furrh previously had two other wholly-owned subsidiaries, Don Investments, Inc. and Tanfastic, Inc. All operations, assets and liabilities of these two companies were closed and/or liquidated prior to January 1, 1993. Furrh and Tempo had a February 28 year-end. Concurrent with the previously discussed consolidation and merger, Furrh and Tempo changed their year-end to December 31. The amounts utilized in the accompanying financial statements have been restated to the new year end of December 31.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES

NOTE A - BACKGROUND AND ORGANIZATION - Continued

Corporation Lex (Lex) was incorporated under the laws of the State of Texas on November 30, 1984. Lex owns and manages commercial rental property located in Dallas County, Texas. Lex has a December 31 year end.

Don, Inc.(Don) was incorporated under the laws of the State of Texas on November 8, 1973. Don owns and manages commercial rental property located in Tarrant County, Texas. Don has a December 31 year end.

MDS-NV originally had a year-end of August 31. Concurrent with the merger of MDS-NV and MDS-TX, MDS- NV changed its year-end to December 31 to match that of its acquired operating companies.

These financial statements reflect the books and records of Million Dollar Saloon, Inc. (formerly Goodheart Ventures, Inc.) (Nevada), Million Dollar Saloon, Inc. (Texas), Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for the three months ended March 31, 1996 and 1995, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of management, the accompanying consolidated financial statements for the six and three months ended June 30, 1996 and 1995, respectively, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows of Million Dollar Saloon, Inc. and Subsidiaries.

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1995. Certain reclassifications and adjustments may have been made to the interim financial statements for the comparative period(s) of the prior fiscal year to conform with the current year presentation. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

NOTE B - CAPITAL STOCK  TRANSACTIONS

In January 1996, the Company issued approximately 10,000 shares of unregistered, restricted common stock, valued at approximately $10,000, for fees related to a consulting agreement.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES

NOTE C - DIVIDENDS

During the first quarter of 1996, the Company's Board of Directors declared a cash dividend payable of $0.03 per share for all issued and outstanding shares of common stock as of the record date of April 1, 1996. The total dividend paid during the second quarter was approximately $150,300.


NOTE D - NOTE PAYABLE TO A BANK

On April 5, 1996, the Company executed a $500,000 loan payable to a bank for working capital purposes. The loan bears interest at 6.50%. The accrued interest is payable monthly and all unpaid interest and the principal is due and payable in October 1996. The loan is secured by certificates of deposit.

Part I - Item 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS



(1)   Results of Operations

Bar and restaurant revenues increased by approximately $215,000 for the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995 and approximately $464,000 for the comparative six month periods ended June 30, 1996 and 1995, respectively. These increases relate to higher patronage of the facility and to the changes in entertainer compensation methods. During 1995, the Company and its competitors changed their method of entertainer compensation. As a result of this change, the Company experienced increased entertainment revenues which were partially offset by related increases in direct labor costs. Costs of sales increased by approximately $179,000 in the second quarter of 1996 compared to the same period in 1995 and an aggregate $332,000 for the comparable six month periods of 1996 and 1995. Rental revenues on leased real estate were relatively constant during the second quarter of 1996 as compared to the second quarter of 1995. Cumulative rental revenues have decreased by approximately $34,000 for the six months ended June 30, 1996 as compared to the same six months ended June 30, 1995. The cumulative decrease in lease revenues is principally due to lease restructuring and other issues related to one property.

Operating expenses declined by approximately $56,000 in the second quarter of 1996 as compared to the second quarter of 1995. These expenses have experienced cumulative decreases of approximately $131,000 for the first six months of 1996 as compared to the same period in 1995. The principal savings were experienced in reduced management fees paid in 1995 which were discontinued in September 1995 as a result of the reverse merger and corporate restructuring transaction. The Company has experienced expense increases in interest expense due to new notes taken out in the second quarter of 1996 and the September 1995 corporate restructuring. Further, the Company has increased depreciation and amortization expenses as a result of the amortization of costs incurred for the reverse merger and corporate restructuring in September 1995.

Net income increased by approximately $115,000 from approximately $(24,600) for the quarter ended June 30, 1995 to approximately $90,240 for the quarter ended June 30, 1996. Year to date net income has increased from approximately $134,000 for the six months ended June 30, 1995 to approximately $228,000 for the six months ended June 30, 1996. The weighted-average number of shares of the Company's common stock has remained relatively constant yielding a comparable earnings per share of $0.05 for the six months ended June 30, 1996 as compared to $0.03 per share for the six months ended June 30, 1995.


(2)   Liquidity and capital resources

As of June 30, 1996, the Company had working capital of approximately $92,000 as compared to approximately $(32,300) as of December 31, 1995 and $(21,000) at June 30, 1995. The Company has achieved positive cash flows from operations of approximately $313,000 for the six months ended June 30, 1996 as compared to approximately $167,000 for the year ended December 31, 1995 and approximately $112,000 for the six months ended June 30, 1995.

During April 1996, the Company executed a $500,000 note payable to a bank and placed the proceeds into certificates of deposit as an additional working capital reserve. The note is due in October 1996 and requires monthly payments of interest only at an interest rate of 6.50%.

Management believes that working capital is not a true indicator of liquidity due to the cash nature of the bar and restaurant operations whereby all direct operating revenues and expenses are settled within five (5) working days after recognition. The positive cash flows from operations has primarily been used, in prior periods, for the retirement of debt and distributions to shareholders. Acquisitions of property and equipment have been nominal during the six months ended June 30, 1996 and totaled approximately $82,000 for Calendar 1995 and $11,000 for

Calendar 1994. It is anticipated that no significant future demands for capital resources exist and only routine repairs and maintenance on the company-operated facility will be necessary. During Calendar 1995, the majority of capital expenditures directly related to the exterior and interior remodeling to modernize and update the overall appearance and atmosphere of the facility to maintain its quality and reputation within the marketplace. Due to major freeway construction in the vicinity of the facility, management anticipates that the remodeled facade will attract additional spontaneous patronage from increases in traffic caused by freeway diversions. Liquidity requirements mandated by future business acquisitions or expansions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management. However, management believes that all necessary cash liquidity will be obtained from existing operations. Additionally, management is of the opinion that there is additional potential availability of incremental mortgage debt and the opportunity for the sale of additional common stock through either private placements or secondary offerings.


Part II - Other Information

   Item 1 - Legal Proceedings

      None

   Item 2 - Changes in Securities

      None

   Item 3 - Defaults Upon Senior Securities

      None

   Item 4 - Submission of Matters to a Vote of Security Holders

      None during the reporting period

   Item 5 - Other Information

      None

   Item 6 - Exhibits and Reports on Form 8-K

      None filed during the reporting period

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLION DOLLAR SALOON, INC.




August    12   , 1996                               s/s Nina J. Furrh
       --------                                  ------------------------
                                                           Nina J. Furrh
                                                               President



August    12   , 1996                             s/s Ronald W Johnston
       --------                                ----------------------------
                                                      Ronald W. Johnston
                                                 Chief Financial Officer