Form 10QSB
period 1996-09-30
MILLION DOLLAR SALOON INC
filed 1996-11-20
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB





      (Mark one)
          XX       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
       --------    THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 1996


       ------- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                 For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                         Commission File Number: 0-27006

                           MILLION DOLLAR SALOON, INC.
        (Exact name of small business issuer as specified in its charter)

       Nevada                                                 13-3428657
-----------------------                                 ----------------------
(State of incorporation)                               (IRS Employer ID Number)


                   6848 Greenville Avenue, Dallas, Texas 75231
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (214) 691-6757
                                 --------------
                           (Issuer's telephone number)





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    YES  X    NO
                                                                 ----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 13, 1996: 5,010,084

Transitional Small Business Disclosure Format (check one):    YES        NO  X
                                                                       ---



                           MILLION DOLLAR SALOON, INC.

              Form 10-QSB for the Quarter ended September 30, 1996

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





                  Million Dollar Saloon, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    September 30, 1996 and December 31, 1995


                                     ASSETS

                                                                              (unaudited)        (audited)
                                                                             September 30,      December 31,
                                                                                 1996               1995
                                                                            --------------     -------------
Current assets
   Cash on hand and in bank                                                $   777,133         $   133,374
   Note receivable - current portion                                            19,660              19,660
   Accounts receivable
     Trade                                                                      52,292              63,653
     Prepaid Federal income taxes                                                    -               8,520
   Inventory                                                                    10,840               9,937
                                                                            --------------     -------------

     Total current assets                                                      859,925             235,144
                                                                            --------------     -------------

Property and equipment - at cost
   Buildings and related improvements                                        1,995,131           1,994,730
   Vehicles                                                                     52,727                   -
   Furniture and equipment                                                     759,260             755,680
                                                                            --------------     -------------
                                                                             2,807,118           2,750,410
   Accumulated depreciation                                                 (1,405,073)         (1,316,679)
                                                                            --------------     -------------
                                                                             1,402,045           1,433,731
   Land                                                                        816,487             816,487
                                                                            --------------     -------------

     Net property and equipment                                              2,218,532           2,250,218
                                                                            --------------     -------------

Other assets
   Note receivable - non-current portion                                       132,566             145,423
   Accounts receivable - officers, shareholders
     and affiliates                                                            760,598             715,525
   Organization costs, net of accumulated
     amortization of approximately $14,985
     and $4,688, respectively                                                   59,943              70,240
   Loan costs, net of accumulated amortization
     of approximately $6,323 and $1,580, respectively                           25,284              30,026
   Other                                                                        19,485              85,385
                                                                            --------------     -------------

     Total other assets                                                        997,876           1,046,599
                                                                            --------------     -------------

     Total assets                                                           $4,076,333         $  3,531,961
                                                                            ==============     =============


                                  - Continued -

The financial information included herein has been prepared by management without audit by independent certified public accountants.
See accompanying notes to financial statements.

                                        3

                  Million Dollar Saloon, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                    September 30, 1996 and December 31, 1995


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                              (unaudited)       (audited)
                                                                             September 30,     December 31,
                                                                                 1996              1995
                                                                            --------------     --------------
Current liabilities
   Note payable to a bank                                                  $   500,000       $        -
   Current maturities of long-term debt                                        122,370           135,911
   Accounts payable
     Trade                                                                      20,907            71,438
     Affiliates and shareholders                                                     -             2,736
   Accrued liabilities                                                          98,121            50,859
   Tenant deposits                                                               6,500             6,500
                                                                            --------------     --------------

     Total current liabilities                                                 747,898           267,444

Long-term liabilities
   Note payable, net of current maturities                                     586,396           623,193
   Deferred tax liability                                                       90,213            90,213
                                                                            -------------      --------------

     Total liabilities                                                       1,424,507           980,850
                                                                            -------------      --------------

Shareholders' equity Preferred stock - $0.001 par value.
     5,000,000 shares authorized.  None
     issued and outstanding                                                          -                 -
   Common stock - $0.001 par value.
     50,000,000 shares authorized.  5,010,084
     and 5,000,084 issued and outstanding,
     respectively                                                                5,010             5,000
   Additional paid-in capital                                                  206,706              -
   Retained earnings                                                         2,440,110         2,546,111
                                                                            -------------      --------------

     Total shareholders' equity                                              2,651,826         2,551,111
                                                                            -------------     ---------------

     Total liabilities and shareholders' equity                            $ 4,076,333       $ 3,531,961
                                                                            =============     ===============






The financial information included herein has been prepared by management without audit by independent certified public accountants.
See accompanying notes to financial statements.

                  Million Dollar Saloon, Inc. and Subsidiaries
                        Consolidated Statements of Income
             Three and nine months ended September 30, 1996 and 1995


                                            (unaudited)      (unaudited)       (unaudited)      (unaudited)
                                           Three months     Three months       Nine months      Nine months
                                               ended            ended             ended            ended
                                           September 30,    September 30,     September 30,    September 30,
                                               1996             1995              1996             1995
                                          --------------   -------------    --------------     -------------
Revenues
   Sales - club operations                  $949,101         $755,277          $2,620,245       $1,962,289
   Rental income                             (39,843)         109,089             166,325          349,308
                                             -------          -------           ----------       ---------

     Total revenues                          909,258          864,366           2,786,570        2,311,597

Cost of sales - club operations              463,731          397,481           1,480,391        1,082,553
                                             -------          -------           ----------       ---------

Gross profit                                 445,527          466,885           1,306,179        1,229,044
                                             -------          -------           ----------       ---------

Operating expenses
   General and administrative
     expenses                                252,844          449,364             732,812        1,108,269
   Interest expense                           15,545            4,004              73,664           25,839
   Depreciation and amortization              31,481           20,505              85,651           62,802
                                            --------         --------           ----------       ---------

     Total operating expenses                299,870          473,873             892,127        1,196,910
                                             -------          -------           ----------       ---------

Income from operations                       145,657          (6,988)             414,052           32,134

Other income (expense)                        22,857           7,589               48,167           29,685
                                            --------         ---------         -----------       ---------

Income before income taxes                   168,514             601              462,219           61,819

Income taxes
   Current                                    (5,105)           2,706                   -               -
   Deferred                                        -           28,000             (70,900)        103,000
                                          -------------    -------------     --------------       --------

NET INCOME                                  $163,409         $ 31,307          $  391,319     $   164,819
                                          =============    =============    ==============     ===========


Earnings per weighted-average share
   of common stock outstanding                $0.03             $0.01              $0.08            $0.03
                                              ====               ====               ====             ====

Weighted-average number of
   shares outstanding                      5,010,084        5,000,084           5,010,084        5,000,084
                                          =============    =============    ==============      ===========


The financial information included herein has been prepared by management without audit by independent certified public accountants.
See accompanying notes to financial statements.

                  Million Dollar Saloon, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 1996 and 1995



                                                                              (unaudited)       (unaudited)
                                                                              Nine months       Nine months
                                                                                 ended             ended
                                                                             September 30,     September30,
                                                                                 1996              1995
                                                                             ------------      ------------
Cash flows from operating activities
   Net income (loss) for the period                                           $391,319          $164,819
   Adjustments to reconcile net loss to net cash
     used in operating activities
     Depreciation and amortization                                             103,433            62,802
     Fair market value of building given in
     exchange for compensation                                                       -             3,247
     Stock issued to pay consulting fees                                        10,000                 -
     (Increase) decrease in
       Accounts receivable - trade                                              11,361           (31,138)
       Prepaid Federal income taxes receivable                                   8,520             4,034
       Inventory                                                                  (903)            1,244
       Deferred tax asset and other                                             65,900          (151,515)
     Increase (decrease) in
       Accounts payable - trade and other accrued liabilities                  (78,420)            8,606
       Income taxes payable                                                          -           (24,068)
                                                                              --------           -------
Net cash provided by operating activities                                      511,210            38,031
                                                                               -------           -------

Cash flows from investing activities
   Principal collections on note receivable                                     12,857            11,940
   Purchases of property and equipment                                          (3,981)           (4,947)
                                                                               --------          --------
Net cash provided by investing activities                                        8,876             6,993
                                                                               ---------         ---------

Cash flows from financing activities
   Principal advances on notes payable                                         500,000           750,000
   Principal payments on notes payable                                        (103,065)         (374,791)
   Funds advanced by (to) affiliates and shareholders - net                    (47,809)            2,956
   Cash paid in dividends                                                     (225,453)           (7,000)
   Purchase of treasury stock                                                        -          (650,000)
   Proceeds from sale of common stock                                                -           255,800
                                                                             ----------          -------
Net cash provided by (used in) financing activities                            123,673           (23,035)
                                                                               -------           --------

Increase in cash                                                               643,759            21,989
Cash at beginning of period                                                    133,374           123,143
                                                                               -------           -------
Cash at end of period                                                         $777,133          $145,132
                                                                               =======           =======

Supplemental disclosure of interest and income taxes paid
   Interest paid for the period                                                $48,167           $29,685
                                                                                ======            ======
   Income taxes paid (refunded) for the period                                 $(8,520)          $(4,034)
                                                                                ======            ======

Supplemental disclosure of non-cash investing and financing activities
   Acquisition of vehicle on lease payable                                     $52,727           $     -
                                                                                ======           =======

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

MDS-TX merged with and into MDS-NV, which was controlled by members of management of MDS-TX, effective November 1, 1995. Goodheart Ventures, Inc. also changed its corporate name to Million Dollar Saloon, Inc. (MDS-NV) on November 1, 1995. Furrh, Inc. and its wholly-owned subsidiary, Tempo Tamers, Inc., Corporation Lex and Don, Inc. remain as separate operating entities and are wholly-owned subsidiaries of MDS-NV.

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

Don, Inc. (Don) was incorporated under the laws of the State of Texas on November 8, 1973. Don owns and manages commercial rental property located in Tarrant County, Texas. Don has a December 31 year end.

MDS-NV originally had a year-end of August 31. Concurrent with the merger of MDS-NV and MDS-TX, MDS-NV changed its year-end to December 31 to match that of its acquired operating companies.

These financial statements reflect the books and records of Million Dollar Saloon, Inc. (formerly Goodheart Ventures, Inc.) (Nevada), Million Dollar Saloon, Inc. (Texas), Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for the nine months ended Sepember 30, 1996 and 1995, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.

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

In the opinion of management, the accompanying consolidated financial statements for the six and three months ended September 30, 1996 and 1995, respectively, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows of Million Dollar Saloon, Inc. and Subsidiaries.

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

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES

NOTE C - DIVIDENDS

During the first quarter of 1996, the Company's Board of Directors declared a cash dividend payable of $0.03 per share for all issued and outstanding shares of common stock as of the record date of April 1, 1996. During the second and third quarters of 1996, respectively, the Company's Board of Directors declared cash dividends payable of $0.015 per share. The second quarter dividend was paid during the third quarter of 1996 and the third quarter dividend is accrued as a component of accrued liabilities on September 30, 1996.

The total dividends paid or accrued through September 30, 1996 is approximately $300,600.


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

Part I - Item 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS



(1)   Results of Operations

Bar and restaurant revenues increased by approximately $193,000 for the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995 and approximately $658,000 for the comparative nine month periods ended September 30, 1996 and 1995, respectively. These increases relate to higher patronage of the facility and to the changes in entertainer compensation methods. During 1995, the Company and its competitors changed their method of entertainer compensation. As a result of this change, the Company experienced increased entertainment revenues which were partially offset by related increases in direct labor costs. Costs of sales increased by approximately $66,000 in the third quarter of 1996 compared to the same period in 1995 and an aggregate $398,000 for the comparable nine month periods of 1996 and 1995. Rental revenues on leased real estate were declined in the third quarter of 1996 as compared to the third quarter of 1995 due to the bankruptcy of a tenant of a rental property. Management is evaluating various options available to either replace the tenant or sell the property. As of September 30, 1996, no definitive plans have been formulated by management. Cumulative rental revenues have decreased by approximately $183,000 for the nine months ended September 30, 1996 as compared to the same six months ended June 30, 1995. The cumulative decrease in lease revenues is principally due to the reasons discussed previously.

Operating expenses declined by approximately $174,000 in the third quarter of 1996 as compared to the same quarter of 1995. These expenses have experienced cumulative decreases of approximately $305,000 for the first nine months of 1996 as compared to the same period in 1995. The principal savings were experienced in reduced management fees paid in 1995 which were discontinued in September 1995 as a result of the reverse merger and corporate restructuring transaction. The Company has experienced expense increases in interest expense due to new notes taken out in the second quarter of 1996 and the September 1995 corporate restructuring. Further, the Company has increased depreciation and amortization expenses as a result of the amortization of costs incurred for the reverse merger and corporate restructuring in September 1995.

Net income increased by approximately $132,000 from approximately $31,000 for the quarter ended September 30, 1995 to approximately $163,000 for the quarter ended September 30, 1996. Year to date net income has increased from approximately $164,000 for the nine months ended September 30, 1995 to approximately $391,000 for the nine months ended September 30, 1996. The weighted-average number of shares of the Company's common stock has remained relatively constant yielding a comparable earnings per share of $0.08 for the nine months ended September 30, 1996 as compared to $0.03 per share for the nine months ended September 30, 1995.


(2)   Liquidity and capital resources

As of September 30, 1996, the Company had working capital of approximately $112,000 as compared to approximately $(32,300) as of December 31, 1995 and $80,000 at September 30, 1995. The Company has achieved positive cash flows from operations of approximately $511,000 for the nine months ended September 30, 1996 as compared to approximately $167,000 for the year ended December 31, 1995 and approximately $38,000 for the nine months ended September 30, 1995.

During April 1996, the Company executed a $500,000 note payable to a bank and placed the proceeds into certificates of deposit as an additional working capital reserve. The note is due in October 1996 and requires monthly payments of interest only at an interest rate of 6.50%.

Management believes that working capital is not a true indicator of liquidity due to the cash nature of the bar and restaurant operations whereby all direct operating revenues and expenses are settled within five (5) working days after recognition. The positive cash flows from operations has primarily been used, in prior periods, for the retirement of debt and distributions to shareholders. Acquisitions of property and equipment have been nominal during the nine months ended September 30, 1996 and totaled approximately $82,000 for Calendar 1995 and $11,000 for Calendar 1994. It is anticipated that no significant future demands for capital resources exist and only routine repairs and maintenance on the company-operated facility will be necessary. During Calendar 1995, the majority of capital expenditures directly related to the exterior and interior remodeling to modernize and update the overall appearance and atmosphere of the facility to maintain its quality and reputation within the marketplace. Due to major freeway construction in the vicinity of the facility, management anticipates that the remodeled facade will attract additional spontaneous patronage from increases in traffic caused by freeway diversions. Liquidity requirements mandated by future business acquisitions or expansions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management. However, management believes that all necessary cash liquidity will be obtained from existing operations. Additionally, management is of the opinion that there is additional potential availability of incremental mortgage debt and the opportunity for the sale of additional common stock through either private placements or secondary offerings.


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

MILLION DOLLAR SALOON, INC.




November    14   , 1996                                     s/s Nina J. Furrh
         --------                                    ------------------------
                                                                Nina J. Furrh
                                                                    President



November     14   , 1996                               s/s Ronald W Johnston
         ---------                              ----------------------------
                                                          Ronald W. Johnston
                                                     Chief Financial Officer