Form 10QSB/A
period 1996-09-30
MILLION DOLLAR SALOON INC
filed 1997-01-15
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

--------------------------------------------------------------------------------


   (Mark one)
      XX       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
  -----------  THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996


               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT ----------- OF 1934

                    For the transition period from ____________ to _____________

--------------------------------------------------------------------------------

                         Commission File Number: 0-27006
                                                 -------

                           MILLION DOLLAR SALOON, INC.
        (Exact name of small business issuer as specified in its charter)

       Nevada                                                 13-3428657
       ------                                                 ----------
(State of incorporation)                                (IRS Employer ID Number)

                   6848 Greenville Avenue, Dallas, Texas 75231
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (214) 691-6757
                           (Issuer's telephone number)

--------------------------------------------------------------------------------



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

Transitional Small Business Disclosure Format (check one):    YES       NO X
                                                                 ----      ----

                           MILLION DOLLAR SALOON, INC.

              Form 10-QSB for the Quarter ended September 30, 1996

                                Table of Contents




                                                                            Page
Part I - Financial Information                                              ----

   Item 1    Financial Statements                                             3

   Item 2    Management's Discussion and Analysis or Plan of Operation       10

Part II - Other Information

   Item 1    Legal Proceedings                                               11

   Item 2    Changes in Securities                                           11

   Item 3    Defaults Upon Senior Securities                                 11

   Item 4    Submission of Matters to a Vote of Security Holders             11

   Item 5    Other Information                                               11

   Item 6    Exhibits and Reports on Form 8-K                                11

Signatures                                                                   12

      1
                  Million Dollar Saloon, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    September 30, 1996 and December 31, 1995


                                     ASSETS
                                     ------

                                                     (unaudited)            (audited)
                                                     September 30,         December 31,
                                                        1996                  1995
                                                    --------------        --------------
Current assets
   Cash on hand and in bank                         $    777,133          $    133,374
   Note receivable - current portion                      19,660                19,660
   Accounts receivable
     Trade                                                52,292                63,653
     Prepaid Federal income taxes                            -                   8,520
   Inventory                                              10,840                 9,937
                                                     -----------           -----------

     Total current assets                                859,925               235,144
                                                     -----------           -----------

Property and equipment - at cost
   Buildings and related improvements                  1,995,131             1,994,730
   Vehicles                                               52,727                -
   Furniture and equipment                               759,260               755,680
                                                     -----------           -----------
                                                       2,807,118             2,750,410
   Accumulated depreciation                           (1,405,073)           (1,316,679)
                                                     -----------           -----------
                                                       1,402,045             1,433,731
   Land                                                  816,487               816,487
                                                     -----------           -----------

     Net property and equipment                        2,218,532             2,250,218
                                                     -----------           -----------

Other assets
   Note receivable - non-current portion                 132,566               145,423
   Accounts receivable - officers, shareholders
     and affiliates                                      760,598               715,525
   Organization costs, net of accumulated
     amortization of approximately $14,985
     and $4,688, respectively                             59,943                70,240
   Loan costs, net of accumulated amortization
     of approximately $6,323 and $1,580, respectively     25,284                30,026
   Other                                                  19,485                85,385
                                                     -----------           -----------

     Total other assets                                  997,876             1,046,599
                                                     -----------           -----------

     Total assets                                   $  4,076,333          $  3,531,961
                                                     ===========           ===========





The financial information included herein has been prepared by management without audit by independent certified public accountants.
See accompanying notes to financial statements.


                                  - Continued -

                  Million Dollar Saloon, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                    September 30, 1996 and December 31, 1995


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                            (unaudited)         (audited)
                                                            September 30,       December 31,
                                                               1996              1995
                                                            -------------       ------------
Current liabilities
   Note payable to a bank                                   $     500,000       $      -
   Current maturities of long-term debt                           122,370             135,911
   Accounts payable
     Trade                                                         20,907              71,438
     Affiliates and shareholders                                      -                 2,736
   Accrued liabilities                                             98,121              50,859
   Tenant deposits                                                  6,500               6,500
                                                             ------------        ------------

     Total current liabilities                                    747,898             267,444

Long-term liabilities
   Note payable, net of current maturities                        586,396             623,193
   Deferred tax liability                                          90,213              90,213
                                                             ------------        ------------

     Total liabilities                                          1,424,507             980,850
                                                             ------------        ------------

Shareholders' equity Preferred stock - $0.001 par value.
     5,000,000 shares authorized.  None
     issued and outstanding                                        -                 -
   Common stock - $0.001 par value.
     50,000,000 shares authorized.  5,010,084
     and 5,000,084 issued and outstanding,
     respectively                                                   5,010               5,000
   Additional paid-in capital                                     206,706               -
   Retained earnings                                            2,440,110           2,546,111
                                                             ------------        ------------
Total shareholders' equity                                      2,651,826           2,551,111
                                                             ------------        ------------

Total liabilities and shareholders' equity                  $   4,076,333       $   3,531,961
                                                             ============        ============



                  Million Dollar Saloon, Inc. and Subsidiaries
                        Consolidated Statements of Income
             Three and nine months ended September 30, 1996 and 1995

                                            (unaudited)      (unaudited)       (unaudited)      (unaudited)
                                           Three months     Three months       Nine months      Nine months
                                               ended            ended             ended            ended
                                           September 30,    September 30,     September 30,    September 30,
                                               1996             1995              1996              1995
                                          --------------   --------------    --------------    -------------
Revenues
   Sales - club operations                $     802,397    $     755,277     $   2,473,541     $   1,962,289
   Rental income                                106,861          109,089           313,029           349,308
                                           ------------     ------------      ------------      ------------

     Total revenues                             909,258          864,366         2,786,570         2,311,597

Cost of sales - club operations                 463,731          397,481         1,480,391         1,082,553
                                           ------------     ------------      ------------      ------------

Gross profit                                    445,527          466,885         1,306,179         1,229,044
                                           ------------     ------------      ------------      ------------

Operating expenses
   General and administrative
     expenses                                   252,844          449,364           732,812         1,108,269
   Interest expense                              15,545            4,004            73,664            25,839
   Depreciation and amortization                 31,481           20,505            85,651            62,802
                                           ------------     ------------      ------------      ------------

     Total operating expenses                   299,870          473,873           892,127         1,196,910
                                           ------------     ------------      ------------      ------------

Income from operations                          145,657           (6,988)          414,052            32,134

Other income (expense)                           22,857            7,589            48,167            29,685
                                           ------------     ------------      ------------      ------------

Income before income taxes                      168,514              601           462,219            61,819

Income taxes
   Current                                       (5,105)           2,706              -                 -
   Deferred                                          -            28,000           (70,900)          103,000
                                           -------------    ------------      ------------      ------------

NET INCOME                                $      163,409   $      31,307     $     391,319     $     164,819
                                           =============    ============      ============      ============


Earnings per weighted-average share
   of common stock outstanding            $         0.03   $        0.01     $        0.08     $        0.03
                                           =============    ============      ============      ============

Weighted-average number of
   shares outstanding                          5,010,084       5,000,084         5,010,084         5,000,084
                                           =============    ============      ============      ============


                  Million Dollar Saloon, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 1996 and 1995


                                                                              (unaudited)       (unaudited)
                                                                              Nine months       Nine months
                                                                                 ended             ended
                                                                             September 30,     September30,
                                                                                 1996              1995
Cash flows from operating activities                                         -------------     ------------
   Net income (loss) for the period                                          $     391,319     $     164,819
   Adjustments to reconcile net loss to net cash
     used in operating activities
     Depreciation and amortization                                                 103,433            62,802
     Fair market value of building given in
     exchange for compensation                                                         -               3,247
     Stock issued to pay consulting fees                                            10,000              -
     (Increase) decrease in
       Accounts receivable - trade                                                  11,361           (31,138)
       Prepaid Federal income taxes receivable                                       8,520             4,034
       Inventory                                                                      (903)            1,244
       Deferred tax asset and other                                                 65,900          (151,515)
     Increase (decrease) in
       Accounts payable - trade and other accrued liabilities                      (78,420)            8,606
       Income taxes payable                                                            -             (24,068)
                                                                              ------------      ------------
Net cash provided by operating activities                                          511,210            38,031
                                                                              ------------      ------------

Cash flows from investing activities
   Principal collections on note receivable                                         12,857            11,940
   Purchases of property and equipment                                              (3,981)           (4,947)
                                                                              ------------      ------------
Net cash provided by investing activities                                            8,876             6,993
                                                                              ------------      ------------

Cash flows from financing activities
   Principal advances on notes payable                                             500,000           750,000
   Principal payments on notes payable                                            (103,065)         (374,791)
   Funds advanced by (to) affiliates and shareholders - net                        (47,809)            2,956
   Cash paid in dividends                                                         (225,453)           (7,000)
   Purchase of treasury stock                                                         -             (650,000)
   Proceeds from sale of common stock                                                 -              255,800
                                                                              ------------      ------------
Net cash provided by (used in) financing activities                                123,673           (23,035)
                                                                              ------------      ------------

Increase in cash                                                                   643,759            21,989
Cash at beginning of period                                                        133,374           123,143
                                                                              ------------      ------------
Cash at end of period                                                        $     777,133     $     145,132
                                                                              ============      ============

Supplemental disclosure of interest and income taxes paid
   Interest paid for the period                                              $      48,167     $      29,685
                                                                              ============      ============
   Income taxes paid (refunded) for the period                               $      (8,520)    $      (4,034)
                                                                              ============      ============

Supplemental disclosure of non-cash investing and financing activities
   Acquisition of vehicle on lease payable                                   $      52,727     $        -
                                                                              ============      ============


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

Part I - Item 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS



(1)   Results of Operations

Bar and restaurant revenues increased by approximately $47,000 for the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995 and approximately $511,000 for the comparative nine month periods ended September 30, 1996 and 1995, respectively. These increases relate to higher patronage of the facility and to the changes in entertainer compensation methods. During 1995, the Company and its competitors changed their method of entertainer compensation. As a result of this change, the Company experienced increased entertainment revenues which were partially offset by related increases in direct labor costs. Costs of sales increased by approximately $66,000 in the third quarter of 1996 compared to the same period in 1995 and an aggregate $398,000 for the comparable nine month periods of 1996 and 1995. Rental revenues on leased real estate were declined in the third quarter of 1996 as compared to the third quarter of 1995 due to the bankruptcy of a tenant of a rental property. Management is evaluating various options available to either replace the tenant or sell the property. As of September 30, 1996, no definitive plans have been formulated by management. Cumulative rental revenues have decreased by approximately $36,000 for the nine months ended September 30, 1996 as compared to the same nine months ended September 30, 1995. The cumulative decrease in lease revenues is principally due to the reasons discussed previously.

Operating expenses declined by approximately $174,000 in the third quarter of 1996 as compared to the same quarter of 1995. These expenses have experienced cumulative decreases of approximately $305,000 for the first nine months of 1996 as compared to the same period in 1995. The principal savings were experienced in reduced management fees paid in 1995 which were discontinued in September 1995 as a result of the reverse merger and corporate restructuring transaction. The Company has experienced expense increases in interest expense due to new notes taken out in the second quarter of 1996 and the September 1995 corporate restructuring. Further, the Company has increased depreciation and amortization expenses as a result of the amortization of costs incurred for the reverse merger and corporate restructuring in September 1995. All direct rental operating costs remained constant during the nine month period ended September 30, 1996 and 1995.

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

MILLION DOLLAR SALOON, INC.




January    14   , 1997                      s/s Nina J. Furrh
        --------                     ------------------------
                                                Nina J. Furrh
                                                    President



January     14   , 1997                 s/s Ronald W Johnston
        ---------                ----------------------------
                                           Ronald W. Johnston
                                      Chief Financial Officer