Form 10-K
period 1996-12-31
MILLION DOLLAR SALOON INC
filed 1997-03-27
CIK 1002396

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 FOR THE
                       FISCAL YEAR ENDED DECEMBER 31, 1996

                         Commission File Number: 0-27006

                           MILLION DOLLAR SALOON, INC.
                 (Name of Small Business Issuer in Its Charter)


         Nevada                                                 13-3428657
 (State of Incorporation)                                     (IRS Employer
                                                            Identification No.)


                             6848 Greenville Avenue
                               Dallas, Texas 75231
          (Address of Principal Executive Offices, including Zip Code)

                                 (214) 691-6757
                (Issuer's Telephone Number, Including Area Code)

                           --------------------------

 Securities registered under Section 12(b) of the Exchange Act:

                                                          Name of Each Exchange
    Title of Each Class                                    on which Registered
    -------------------                                   ---------------------
           N/A                                                      N/A

Securities registered pursuant to 12(g) of the Exchange Act:

                               Title of Each Class
                               -------------------
                          Common Stock, $.001 par value

     Check  whether  the issuer (i) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     The issuer's revenues for the fiscal year ended December 31, 1996 were $3,459,324. The aggregate market value of common stock held by non-affiliates of the issuer at March 25, 1997, based upon the closing bid price on The OTC Electronic Bulletin Board on said date, was $1,414,950. As of March 25, 1997, there were 5,010,084 shares of the issuer's common stock outstanding.

                       Documents Incorporated by Reference

     No documents, other than certain exhibits, have been incorporated by reference into this report.

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
PART I

         Item 1.  Description of Business                                     3

         Item 2.  Properties                                                  9

         Item 3.  Legal Proceedings                                          10

         Item 4.  Submission of Matters to a Vote of Security-Holders        10


PART II

         Item 5.   Market for Common Equity and Related Stockholder Matters  11

         Item 6.  Management's Discussion and Analysis of Plan of Operation  11

         Item 7.  Financial Statements                                       14

         Item 8.  Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure                        14


PART III

         Item 9.  Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of The Exchange
                  Act                                                        15

         Item 10. Executive Compensation                                     16

         Item 11. Security Ownership of Certain Beneficial Owners and
                  Management                                                 17

         Item 12. Certain Relationships and Related Transactions             17

         Item 13. Exhibits and Reports on Form 8-K                           18

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Operations Prior to October 1995

     Million Dollar Saloon, Inc. (the "Company") was incorporated in the State of Nevada on September 28, 1987 as Goodheart Ventures, Inc. The Company completed an offering of its securities in November 1988 and subsequently sought potential business opportunities through either purchase, acquisition or merger transactions. In 1991, the Company ceased filing reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

     In connection with its business strategy, the Company identified entities owned and/or controlled by the Donald G. and Nina Furrh family as candidates for merger (the "Merger"). A special meeting of the Company's stockholders was held on September 22, 1995 for the purpose of approving (a) a one-for-12 reverse split of the Company's outstanding common stock, par value $.001 per share (the "Common Stock"), which was completed prior to the effective date of the Merger,
(b) the merger agreement with Million Dollar Saloon, Inc., a Texas corporation ("MDS-TX") and (c) amending the Company's Articles of Incorporation to authorize
(i) a class of preferred stock, (ii) a change in the name of the Company from Goodheart Ventures, Inc. to Million Dollar Saloon, Inc., (iii) the limitation of the liability of the Company's directors, and (iv) the indemnification of the Company's officers and directors under certain circumstances. The Merger was completed and deemed effective on October 5, 1995.

     MDS-TX was incorporated in the State of Texas on July 1, 1985, and remained dormant until September 1995. In September 1995, MDS-TX acquired 100% of the issued and outstanding capital stock of Furrh, Inc. ("Furrh"), a Texas corporation organized in February 1974. Furrh owns and manages commercial rental property located in Dallas County, Texas. Tempo Tamers, Inc., a Texas corporation organized in 1978 ("Tempo"), is the sole subsidiary of Furrh. Tempo operates a lounge and entertainment facility in Dallas, Texas under the registered trademark and trade name "The Million Dollar Saloon". Simultaneously, MDS-TX acquired 100% of the issued and outstanding capital stock of Corporation Lex ("Lex") and Don, Inc. ("Don"). Lex, a Texas corporation organized in November 1984, owns and manages commercial rental property located in Dallas County, Texas. Don, a Texas corporation organized in November 1973, owns and manages commercial rental property located in Tarrant County, Texas.

     As a result of the Merger, Furrh, Lex and Don became wholly-owned subsidiaries of the Company. Tempo remains a wholly-owned subsidiary of Furrh. Unless otherwise indicated, the "Company" refers to the Company, each of its wholly-owned subsidiaries and Tempo.

Overview of Current Operations

     The Company is based in Dallas, Texas and currently conducts business in two distinct areas:

          o    Owning and operating an adult cabaret.

          o    Owning and managing income producing commercial real estate.

Adult Cabaret

     Generally. The Company, through Tempo, owns and operates an adult cabaret under the name "The Million Dollar Saloon." The Million Dollar Saloon opened in 1982 with the intent of establishing a sophisticated entertainment environment focused on attracting a professional clientele. To enhance the club's appeal to its target market, The Million Dollar Saloon offers first-class restaurant and bar service conducive to attracting businessmen and out-of-town convention clientele. The Company is currently exploring the expansion of the adult cabaret segment of its business by establishing additional Million Dollar Saloons or acquiring and operating similar facilities in selected cities. As of the date of this report, no specific locations have been identified.

     Female Entertainment. The topless entertainers at The Million Dollar Saloon must follow management's policy of high personal appearance and personality standards. A performer's physical appearance and her ability to present herself attractively and to converse intelligently with customers is very important to management. Management insists that the performers at The Million Dollar Saloon be experienced dancers. The performers dance on the main stage or on small stages throughout the club. While their performances include topless dancing, management insists that performers wear elegant attire when not dancing, as opposed to being scantily dressed as in many other adult cabarets. Management never allows full nudity in the club. Management provides performers with guidelines for the manner of dress, hairstyle, makeup and general demeanor. Guidelines are imposed to maintain a high standard of professionalism among the performers and to ensure that they always maintain a pleasant, congenial demeanor. Further, management evaluates each performer's appearance and performance on a nightly basis and advises them if their dress, makeup, hairstyle, general appearance or demeanor does not meet the Company's standards. Though these policies have the effect of limiting the number of performers who are permitted to dance at The Million Dollar Saloon, the Company believes that its policy of maintaining these high standards is in its best interest for long-term market position. Entertainers who have performed at The Million Dollar Saloon have been featured in various leading men's entertainment magazines.

     Compliance Policies. The Company's management has a policy of ensuring that its business is carried on in conformity with local, state and federal laws. In particular, the Company's management has a "no tolerance" policy as to illegal drug use in or around the premises. Posters placed throughout the nightclub reinforce this policy as do periodic unannounced searches of the entertainer's lockers. Entertainers and waitresses who arrive for work are not allowed to leave the premises without the permission of management. Once an entertainer does leave the premises, she is not allowed to return to work until the next day. Management continually monitors the behavior of entertainers, waitresses and customers to ensure that proper standards of behavior are observed. The Company's management has the power to levy fines on entertainers for breaches of the Company's rules. In the event an entertainer is fined three times by management, the entertainer is barred from future performances at The Million Dollar Saloon.

     Management also reviews all credit card charges made by customers while at The Million Dollar Saloon. Specifically, management has in place a formal policy which provides that all credit card charges must be approved, in writing, by management before any charges are accepted. Management is particularly trained to review credit card charges to ensure that the only credit card charges approved for payment are for food, drink and entertainment at The Million Dollar Saloon.

     Food and Drink. The Company believes a key to the success of a premier adult nightclub is a quality, first-class bar and restaurant operation to complement its adult entertainment. The Company employs a full-time Service Manager who is in charge of recruiting and training a professional waitress staff and ensuring that each customer receives prompt and courteous service. The Company employs a Chef and a Bar Manager. The Bar Manager is responsible for stocking, inventory control, and scheduling of bar staff. The Company believes that the operation of a first class restaurant and the provision of premium wine, liquor and beer are necessary to the operation of a premier adult cabaret. The Company's restaurant operation is a full service operation which provides business lunch buffets and a full-scale lunch and dinner menu service offering hot and cold appetizers, salads, seafood, steak and other entrees. A variety of premier wines are offered to compliment any customer's lunch or dinner selection.

     Controls. Operational and accounting controls are essential to the successful operation of a cash intensive nightclub and bar business. The Company separates management personnel from all cash handling. The Company uses a combination of accounting and physical inventory control mechanisms to ensure a high level of integrity in its accounting practices. Computers play a significant role in capturing and analyzing a variety of information to provide management with the information necessary to efficiently manage and control the nightclub. Management personnel reconcile deposits of cash and credit card receipts each day to a daily income report. Daily computer reports alert management of any variances from expected financial results based on historical norms.

     Atmosphere. The Million Dollar Saloon maintains a comfortable atmosphere through its decor and other customer related amenities. The furniture and furnishings in The Million Dollar Saloon create the feeling of an upscale restaurant. The sound system design provides quality sound at levels so conversations can take place. The Million Dollar Saloon also provides a companion light show and employs a sound and light engineer to upgrade, monitor, and maintain the sound and light systems. Management constantly monitors the environment of The Million Dollar Saloon for maintenance, music selection, entertainer and waitress appearance, and all aspects of customer service.

     VIP Area. To emphasize service for the upper-end of the business market, the Company maintains a VIP room encompassing the upstairs area of The Million Dollar Saloon facility. The VIP area is opened to individuals who pay an increased daily admission charge or purchase annual or lifetime admission passes. The VIP area provides a higher level of luxury in its decor and more personalized services. The VIP area consists of approximately 1,800 square feet for food and entertainment purposes and has an occupancy limit of 100 persons. The downstairs club and dining area consists of approximately 4,500 square feet for entertainment purposes and can accommodate 250 persons.

     Advertising and Promotion. The Company's marketing philosophy is to portray The Million Dollar Saloon as a premiere adult cabaret providing topless entertainment in a sophisticated, discreet environment for its patrons. Hotel publications, local radio, cable television, newspapers, billboards, and a variety of promotional campaigns ensure that the public recognizes The Million Dollar Saloon name. The Company is a member of local business organizations and is accepted by the Dallas Convention & Visitor's Bureau.

Future Expansion

     The Company has not determined the precise locations or nature of its future expansion, but it believes, based upon its experience, that opportunities for expansion exist. Management is presently researching the gaming and theatrical production industries as areas for expansion. The Company may expand through the acquisition of sports bars and casual clubs that would not use the trademark "The Million Dollar Saloon." In determining which cities may be suitable locations for expansion, a variety of factors will be considered, including, but not limited to, the current regulatory environment, the availability of sites located in high traffic commercial areas suitable for conversion to The Million Dollar Saloon style cabarets or sports bars or casual clubs, potential competition in the area, current market conditions and profitability of other adult cabarets in the city.

Competition

     The adult entertainment nightclub industry is highly competitive with respect to price, service, location, and the professionalism of its entertainment. The Million Dollar Saloon competes with many locally-owned adult cabarets in Dallas, Texas, certain of which may enjoy recognition that equals that of The Million Dollar Saloon. While there may be local governmental restrictions on the location of a so-called "sexually oriented business", there are no barriers to entry into the adult cabaret market. There are in excess of 30 adult cabarets located in the Dallas, Texas metropolitan area of which two are in direct competition with the Company. The Company believes that the combination of its existing name recognition and its distinctive and unique entertainment environment will allow the Company to effectively compete within this industry.

Governmental Regulations

     The Company is subject to various federal, state and local laws affecting its business activities. In Texas, the authority to issue a permit to sell alcoholic beverages is governed by the Texas Alcoholic Beverage Commission
("TABC"). The TABC has the authority, in its discretion, to issue appropriate permits. The Company presently holds a Mixed Beverage Permit and a Late Hours Permit (the "Permits"). These Permits are subject to annual renewal, provided the Company has complied with all rules and regulations governing the permits. Renewal of a permit is subject to protest by a law enforcement agency or by a member of the public. In case of protest, the TABC may hold a hearing for interested parties to express their views. The TABC has the authority after such hearing not to issue a renewal of the protested alcoholic beverage permit. The Company has never been the subject of a protest hearing against the renewal of its Permits. Other states may have similar laws that may limit the availability of a permit to sell alcoholic beverages or which may provide for suspension or revocation of a permit to sell alcoholic beverages in certain circumstances. Prior to expanding into any new market, the Company will take all steps necessary to ensure compliance with all licensing and regulatory requirements. The Company has not lost or been denied a permit by the TABC.

     Various groups have increasingly advocated certain restrictions on "happy hour" and other promotions involving alcoholic beverages. The Company feels its entertainment value, admittance charge beginning after normal "happy hours" and its policies of not discounting drink prices are effective tools in promoting its business. The Company cannot predict whether additional restrictions on the promotion of sales of alcoholic beverages will be adopted, or if adopted, the effect of such restrictions on its business.

     Beyond various regulatory requirements affecting the sale of alcoholic beverages, the location of an adult cabaret is subject to restriction by city ordinance. The Company is subject to "The Sexually Oriented Business Ordinance" (the "Ordinance") which contains prohibitions on the location of an adult cabaret. The prohibitions deal generally with distance from schools, churches, and other sexually oriented businesses and contain restrictions based on the percentage of residences within the immediate vicinity of the sexually oriented business. The granting of a Sexually Oriented Business Permit ("Business Permit") is not subject to discretion; the Business Permit must be granted if the proposed operation satisfies the requirements of the Ordinance. The Company has held a Business Permit since passage of the city ordinance. The Business Permit is valid for a period of one year and is renewable by application of the permit holder subject to a hearing. The Company has received positive support at such hearings from business associations, nearby businesses, and residential neighbors. The Company has not lost or been denied a Business Permit.

Trademarks

     "The Million Dollar Saloon" is a trademarked and recognized name. The name was acquired by purchase before the opening of The Million Dollar Saloon. The Company is aware of a possible infringement upon the trademark by a facility in Oklahoma and is considering remedial action if warranted. The possible infringement has not and is not expected to materially affect operations of the Company.

Employees and Independent Contractors

     As of  December  31,  1996,  the  Company had  approximately  70  full-time employees, of which 12 were in management positions, including corporate and administrative operations and approximately 58 were engaged in food and beverage service, including bartenders and waitresses. Entertainers numbered approximately 130 full and part time. None of the Company's employees are represented by a union and the Company considers its employee relations to be good.

     In contrast to prevailing industry treatment of entertainers as independent contractors, the Company classifies its entertainers as employees for both federal income tax purposes and compliance with the Fair Labor Standards Act. By classifying its entertainers as employees subject to the income tax withholding provisions of the Internal Revenue Code and under the Federal Insurance Contributions Act and the Federal Unemployment Tax Act, the Company avoids the imposition of penalties for failure to comply with such requirements.

Insurance

     The Company maintains insurance in amounts it considers adequate for personal injury and property damage. The Company does maintain personal injury liquor liability insurance because the Company may be exposed to potential liabilities that may be imposed pursuant to the Texas "Dram Shop" statute or similar "Dram Shop" statutes or common law theories of liability in other states where the Company may expand. The Texas "Dram Shop" statute provides a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person if it was apparent to the server that the individual being sold, served or provided with an alcoholic beverage was obviously intoxicated to the extent that he presented a clear danger to himself and others. An employer is not liable for the actions of its employee who wrongfully serves an individual if (i) the employer requires its employees to attend a seller training program approved by the TABC; (ii) the employee has actually attended such a training program; and
(iii) the employer has not directly or indirectly encouraged the employee to violate the law. It is the policy of the Company to require that all servers of alcohol, including management, be certified every two years as servers under a training program approved by the TABC. Certification gives statutory immunity to the sellers of alcohol from damage caused to third parties by those who have consumed alcoholic beverages at such establishment pursuant to the Texas Alcoholic Beverage Code.

Income Producing Commercial Real Estate

     The Company owns three income producing commercial properties, in fee simple estate, which house adult entertainment nightclubs in the Dallas-Fort Worth metroplex. Management is of the opinion that all properties, owned and/or leased are adequately covered by insurance. One facility is Company operated and the other two are subject to long-term lease agreements and operated by other third-party operators.

     The Company operated facility is located at 6826 Greenville Avenue in Dallas, Texas and houses The Million Dollar Saloon. The facility consists of a 9,750 square foot building located on an approximate 25,500 square foot tract of land fronting a major traffic artery in North Central Dallas. The property is owned by Furrh and is subject to a lien also covering the other leased properties incurred in connection with a $750,000 long-term note payable to a bank dated September 22, 1995. See "Properties" and Note F to the Company's Financial Statements beginning on p. F-1 hereof.

     The remaining two properties are leased to unrelated independent operators which also operate adult entertainment nightclubs in the facilities. All of the properties are stand-alone structures and, accordingly, are 100% occupied with a single tenant and, at the present time, are not subject to any plans for renovation, remodeling or other significant improvement. All properties are physically located in geographic areas suitable for their current use. There exist similar properties which could be similarly used in the same geographic area as the subject properties. The effective rentals vary between locations because of desirability and attractiveness of locations. See "Properties."

Risk Factors

     Certain of the statements contained in this Annual Report on Form 10-KSB are forward looking statements that involve risks and uncertainties. Such statements are subject to important factors that could cause actual results to differ materially, including the following risk factors:

     Risk of Adult Cabaret Operations. The adult entertainment, restaurant and bar industry is a volatile industry. The industry tends to be sensitive to the general local economy. When local economic conditions are prosperous, entertainment industry revenues increase, conversely, when local economic conditions are unfavorable, entertainment industry revenues decline. Customers who frequent adult cabarets generally follow trends in personal preferences. The Company continuously monitors trends in its customers' tastes and entertainment preferences so that, if necessary, it can change its operations and services to accommodate the changes in trends. Any significant decline in general corporate conditions or the economy that affect consumer spending could have a material adverse effect on the Company's business and upon an investment in the Common Stock.

     Risk of Inadequate Financial Controls. A significant part of the revenues earned by the Company through its adult nightclub operations will be collected in cash by full and part-time employees. Comprehensive financial controls are required to minimize the potential loss of revenue through theft or misappropriation of cash. To the extent that these controls are not structured or executed properly, significant cash revenues could be lost and profitability of the Company impaired. The Company believes that it has implemented significant cash controls, including separating management personnel from actually handling cash and utilizing a combination of accounting and physical inventory control devices to deter theft and to ensure a high level of security within its accounting practices and procedures.

     Competition Within the Industry. The adult topless club entertainment business is highly competitive with respect to price, service, location and the professionalism of entertainment. The Million Dollar Saloon competes in Dallas with a number of locally-owned adult cabarets, some of whose names may enjoy recognition that equals that of The Million Dollar Saloon. Although the Company believes that it will compete successfully, there can be no assurance that the Company will be able to maintain its high level of name recognition and prestige within the marketplace. The Company's success depends on maintaining a high quality of female entertainers and waitresses. Competition for topless entertainers in the adult entertainment business is intense. The lack of availability of quality, personable, attractive entertainers or the Company's inability to attract and retain other key employees, such as kitchen personnel and bartenders, could adversely affect the business of the Company.

     Management of Growth. For the Company to expand its business operations, it must continue to improve and expand the expertise of its personnel and must attract, train and manage qualified managers and employees to oversee and manage the expanded operations.

     It is the intention of the Company to potentially expand its existing business operations by opening additional topless nightclubs in other metropolitan areas. The opening of additional topless nightclubs will subject the Company to a variety of risks associated with rapidly growing companies. In particular, the Company's growth may place a significant strain on its accounting systems, internal controls, and oversight of its day-to-day operations. Although management intends to ensure that its internal controls remain adequate to meet the demands of further growth, there can be no assurance that its systems, controls or personnel will be sufficient to meet these demands. Inadequacies in these areas could have a material adverse effect on the Company's business, financial condition and results of operations.

     Permits Relating to the Sale of Alcohol and Operation of Sexually Oriented Business. While the Company has never been the subject of a protest hearing against the renewal of either its Permit or its Business Permit, there can be no assurance that such a protest could not be made in the future, nor can there be any assurance that the Permit or the Business Permit would be granted in the event such a protest was made. Other states may have similar laws which may limit the availability of a permit to sell alcoholic beverages or operate a sexually oriented business. The temporary or permanent suspension or revocations of the Permit or the Business Permit or the inability to obtain permits in areas of expansion would have a material adverse effect on the revenues, financial condition and results of operations of the Company.

     Limitations on Protection of Service Marks. Rights of the Company to the trade name "The Million Dollar Saloon" were purchased. No assurance steps taken by the Company to protect its trade name will be adequate to deter misappropriation of its protected intellectual property rights. Litigation may be necessary in the future to protect the Company's rights from infringement, which may be costly and time consuming. The loss of the intellectual property rights owned or claimed by the Company could have a material adverse effect on the Company.

ITEM 2.  PROPERTIES

     The Company maintains its corporate office at 6848 Greenville Avenue in Dallas, Texas. The corporate office is comprised of approximately 2,700 square feet and is subject to a monthly rental payment of approximately $3,500 under the terms of a lease agreement which expires in October 1997. Based on current local market conditions and available information, management is of the belief that it will either be able to renew the existing lease upon expiration or relocate to a comparable location at a comparable cost.

     The Company owns three facilities, in fee simple estate, which operate as adult cabarets in the Dallas-Fort Worth metroplex. Management is of the opinion that all properties, owned and/or leased are adequately covered by insurance. One facility is Company operated and the other two are subject to long-term lease agreements and operated by unrelated third-party operators.

     The Company operated facility is located at 6826 Greenville Avenue in Dallas, Texas. The facility consists of a 9,750 square foot building located on an approximate 25,500 square foot tract of land fronting a major traffic artery in North Central Dallas. The property is subject to a lien covering two of the remaining three properties incurred in connection with a $750,000 long-term note payable to a bank dated September 22, 1995.

     The remaining two properties are leased to unrelated independent operators which also operate adult cabarets in these facilities. All of the properties are stand-alone structures and, accordingly, are 100% occupied with a single tenant and, at the present time, are not subject to any plans for renovation, remodeling or other significant improvement. All properties are physically located in geographic areas suitable for their current use. The lease rental amounts are based upon the location and physical condition of the respective property.

     The following is a summary of the terms, conditions and operating parameters of the two properties being leased from the Company:



                                                             Owning Entity and Location/Address
                                             -------------------------------------------------------------------
                                                     Corporation Lex                        Don, Inc.
                                                 3021 Northwest Highway               3601 State Highway 157
                                                      Dallas, Texas                     Fort Worth, Texas
Square footage
  Building                                                8,550                               4,850
  Total tract                                            37,162                              60,398

Mortgages

Lease expiration                                        May 2002                           August 1998

Scheduled rentals                            $4,250 per week through 5/25/99     $3,250 per week through 8/15/95
                                                  $4,750 per week from                 $3,500 per week from
                                                 5/26/99 through 5/23/02             8/16/95 through 8/15/98



Effective annual rental per square
   foot (total lease term)                             $       24.33                        $     32.14

Gross book basis (including land)                      $1,232,548                           $138,429

Net book basis (including land)                        $1,007,026                           $ 66,542

Federal income tax basis
   (excluding land)                                    $  675,342                           $128,429


Depreciation method and life                           SL-19 yrs.                          ACRS-15 yrs.

Ad valorem tax rate per $100 of
   valuation                                           $        2.59                        $      3.14

1996 Ad valorem taxes                                  $    9,235                           $  6,775



------------------------
(*) exclusive of the 2.5% of gross liquor sales.

     Both properties are subject to a lien incurred in connection with a $750,000 long-term note payable to a bank dated September 22, 1995. The note bears interest at 11.0% and is payable in monthly installments of approximately $16,369, including interest. The final payment is due in September 2000. The note may be prepaid at any time and any prepayment must be accompanied by a "yield maintenance fee" equal to 4% of the outstanding balance if prepaid prior to August 31, 1996; 3% if prepaid between September 1, 1996 and August 31, 1997; 2% if prepaid between September 1, 1997 and August 31, 1998; and 1% if prepaid between September 1, 1997 and August 31, 1999. The proceeds of the loan were used to retire a $712,000 mortgage note payable with a payoff balance of approximately $288,000 and a $105,000 mortgage note payable with a payoff balance of approximately $10,000.

ITEM 3.  LEGAL PROCEEDINGS

     The Company may from time to time be a party to various legal actions arising in the ordinary course of its business. The Company is not currently involved in any actions that it believes will have a material adverse effect on its results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     During the fourth quarter of fiscal 1996, there were no matters submitted to a vote of the security-holders, through solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of December 31, 1996, the Company had approximately 570 holders of record of its Common Stock. Outstanding shares of the Company's Common Stock totaled 5,010,084. The Company's transfer agent is Securities Transfer Corporation, Dallas, Texas.

     The Company's Common Stock began trading on The OTC Electronic Bulletin Board under symbol "MLDS" on January 29, 1996. The following table sets forth the quarterly average high and low closing bid prices per share for the Common Stock.


                                                      Common Stock
              Fiscal Year Ended
              December 31, 1996                     High        Low
              -----------------                     ----        ---
               First Quarter(1)                     3.75        3.00
               Second Quarter                       3.13        3.00
               Third Quarter                        3.00        1.50
               Fourth Quarter                       1.75        1.50

-----------------------------
(1)  From January 29, 1996 to March 31, 1996.

     The source for the high and low bids quotations is the National Quotation Bureau, Inc. and does not reflect inter-dealer prices, such quotations are without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

     During each quarter of 1996, the Company's Board of Directors declared a per share cash dividend as follows: first quarter -- $0.03; second quarter -- $0.015; third quarter -- $0.085; and fourth quarter -- $0.03. The total dividends paid or accrued amounted to approximately $450,908.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

     The following discussion should be read in conjunction with the accompanying financial statements and notes thereto, beginning on page F-1 herein. Further, all discussions relate to the continuing operations of Furrh, Lex and Don as wholly-owned subsidiaries of the Company.

Results of Operations

     Year Ended December 31, 1996 versus December 31, 1995. Bar and restaurant revenues increased by approximately $250,000 for the year ended December 31, 1996 compared to the year ended December 31, 1995. This increase relates to higher patronage of the facility and to the changes in entertainer compensation methods. During 1995, the Company and its competitors changed their method of entertainer compensation. As a result of this change, the Company experienced increased entertainment revenues which were partially offset by related increases in direct labor costs. Costs of sales increased by approximately $184,000 compared to the same period in 1995. Rental revenues on leased real estate were declined by approximately $36,000 during 1996 as compared to 1995 due to the bankruptcy of a tenant of a rental property. Management sold this property for cash in February 1997.

     Operating expenses declined by approximately $305,000 in 1996 as compared to 1995. The principal savings were experienced in reduced management fees paid in 1995 which were discontinued in September 1995 as a result of the reverse merger and corporate restructuring transaction. The Company has experienced expense increases in interest expense due to new notes taken out in the second quarter of 1996 and the September 1995 corporate restructuring. Further, the Company has increased depreciation and amortization expenses as a result of the amortization of costs incurred for the reverse merger and corporate restructuring in September 1995. All direct rental operating costs remained constant during the years ended December 31, 1996 and 1995 included as a component of general and administrative expenses.

     Net income increased by approximately $392,000 from approximately $112,000 for the year ended December 31, 1995 to approximately $505,000 for the year ended December 31, 1996. The weighted-average number of shares of the Company's Common Stock has remained relatively constant yielding a comparable earnings per share of $0.10 for the year ended December 31, 1996 as compared to $0.02 per share for the year ended December 31, 1995.

     Year Ended December 31, 1995 versus December 31, 1994. The Company derives revenues from two principal sources - bar and restaurant operations and rents from leases on real property. The Company experienced an approximate $263,000 increase in gross bar and restaurant revenues to a total of approximately $2,751,000 during the year December 31, 1995 from approximately $2,488,000 during the year ended December 31, 1994. This increase is attributable to increased patronage from local traffic and conventions in the Dallas-Ft. Worth Metroplex. The Company's real estate rental operations experienced a revenue decrease of approximately $2,300 from approximately $478,500 for the year ended December 31, 1994 to approximately $476,200 for the year ended December 31, 1995. This decrease was caused by financial difficulties of one tenant. The Company has been able to replace this tenant at identical lease terms and conditions. The overall net total revenues of the Company increased slightly from approximately $1,573,000 for the year ended December 31, 1994 to approximately $1,676,000 for the year ended December 31, 1995.

     Net bar and restaurant direct operating costs have increased with direct personnel costs at approximately $1,048,000 versus $878,000 and purchases of various consumables and supplies at approximately $502,000 versus $515,000 for the year ended December 31, 1995 and 1994, respectively. During 1995, the Company changed its method of compensating dancers from a "tip-based" reporting method to a method whereby dancers are paid a percentage of all reported service charges collected for individual dances. Under this change in compensation methodology, the Company experienced increased revenues, which were offset by related increases in entertainer compensation. Because of this change, the Company settles with each entertainer at the end of each daily shift and advances to the employee the pro-rata estimated net compensation. All advances are reconciled and cleared during the Company's normal bi-weekly payroll cycle. At December 31, 1995, the Company experienced an increase of approximately $46,600 in accounts receivable as a result of these advances.

     Overall operating expenses increased from approximately $1,427,700 for the year ended December 31, 1994 to approximately $1,569,900 for the year ended December 31, 1995. The largest contributors to this increase of approximately $129,000 was an increase in management fees paid to a related party of approximately $100,000 prior to the merger of the Company and the operating subsidiaries and an increase in employer payroll taxes related to the change in entertainer compensation methods. Management fees paid to a related party ceased effective October 1, 1995 with the merger of the Company and the operating subsidiaries.

     Additionally, the reorganization of Furrh, Inc. and its subsidiary, Tempo Tamers, Inc., Corporation Lex and Don, Inc. with and into MDS-TX and the subsequent merger with the Company provided a structure whereby the cumulative net operating loss of Furrh, Inc., as of February 28, 1995, in the amount of approximately $400,000 became usable beyond a reasonable doubt. As a separate entity, there was no assurance beyond a reasonable doubt that the net operating loss carry forward would be utilizable by Furrh, Inc. and its subsidiary, and, accordingly, the deferred tax asset related to this net operating loss carry forward was fully reserved. Accordingly upon the consummation of the merger, the Company retroactively recognized a deferred tax asset, of approximately $76,000 as of December 31, 1995 to reflect the economic effect of the future utilization of this loss carry forward for income tax purposes. As a general rule, the bar and restaurant operations experience limited seasonality during the summer months of June, July and August due to the lack of convention activity in Dallas, Texas and the availability of other recreational and vacation activity by the patronage. No significant financial impact on the operations is caused by this repetitive seasonal decline.

     During 1995, the Company advanced an additional approximate $17,500 to officers, directors and/or stockholders, pre-reverse merger between the operating companies and Goodheart. No advances are anticipated to be made by the Company in future periods. In September 1995, the two largest balances due from stockholders were converted to separate formalized notes bearing interest 5.65% and mature in September 1997. The notes may be repaid with either cash or the Company's common stock held by the respective stockholder at an agreed-upon value of $2.00 per share. Both stockholders have adequate share holdings to completely retire the debt, plus anticipated accrued interest, at the scheduled maturity date. It is the intent of these stockholders to liquidate the notes with cash repayments.

Liquidity and Capital Resources

     Year Ended December 31, 1996 versus December 31, 1995. As of December 31, 1996, the Company had working capital of approximately $(52,600) as compared to approximately $(32,300) as of December 31, 1995. The Company has achieved positive cash flows from operations of approximately $579,000 for the year ended December 31, 1996 as compared to approximately $167,000 for the year ended December 31, 1995.

     During April 1996, the Company executed a $500,000 note payable to a bank and placed the proceeds into certificates of deposit as an additional working capital reserve. The note was retired in October 1996 and required monthly payments of interest only at an interest rate of 6.50%.

     Management believes that working capital is not a true indicator of liquidity due to the cash nature of the bar and restaurant operations whereby all direct operating revenues and expenses are settled within five (5) working days after recognition. The positive cash flows from operations has primarily been used, in prior periods, for the retirement of debt and distributions to stockholders. Acquisitions of property and equipment have been nominal during the year ended December 31, 1996 and totaled approximately $82,000 for Calendar 1995 and $11,000 for Calendar 1994. It is anticipated that no significant future demands for capital resources exist and only routine repairs and maintenance on the company-operated facility will be necessary. During Calendar 1995, the majority of capital expenditures directly related to the exterior and interior remodeling to modernize and update the overall appearance and atmosphere of the facility to maintain its quality and reputation within the marketplace. Due to major freeway construction in the vicinity of the facility, management anticipates that the remodeled facade will attract additional spontaneous patronage from increases in traffic caused by freeway diversions and the completion of a commuter rail system in close proximity to the Company operated facility. Liquidity requirements mandated by future business acquisitions or expansions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management. However, management believes that all necessary cash liquidity will be obtained from existing operations. Additionally, management is of the opinion that there is additional potential availability of incremental mortgage debt and the opportunity for the sale of additional common stock through either private placements or secondary offerings.

     On September 7, 1995, concurrent with the corporate consolidation previously discussed, MDS-TX sold approximately 124,900 shares of unregistered, restricted common stock (at $2.00 per share) to unrelated third-party investors raising $249,800.

     On  September  22, 1995,  MDS-TX  obtained a new  $750,000  long-term  note payable to a bank in Dallas, Texas. The note bears interest at 11.0% and is payable in 60 equal installments of approximately $16,369, including interest. The final payment is due in September 2000. The note may be prepaid at any time and any prepayment must be accompanied by a "yield maintenance fee" equal to 4% of the outstanding balance if prepaid prior to August 31, 1996; 3% if prepaid between September 1, 1996 and August 31, 1997; 2% if prepaid between September 1, 1997 and August 31, 1998; and 1% if prepaid between September 1, 1997 and August 31, 1999. The proceeds of the loan were used to retire the $712,000 mortgage note payable, maturing in December 1995, with a payoff balance of approximately $288,000 and the $105,000 mortgage note payable, maturing in July 1996, with a payoff balance of approximately $10,000.

     On September 22, 1995, MDS-TX and the Estate of Donald G. Furrh (a majority stockholder of all involved corporations, pre and post reorganization) exchanged approximately 325,000 of MDS-TX common stock held by the Estate for MDS-TX's assumption of $650,000 in debts of the Estate (principally inheritance taxes and related professional fees). Funds available from the new $750,000 note payable and the proceeds of the stock sales on September 7, 1995 were used to immediately retire the assumed debt.

     Because of the large volume of cash handled by the bar and restaurant facility personnel, stringent cash controls have been implemented by the Company. These procedures have continually evolved since the facility opened in 1982 to take advantage of improving technologies. Management believes that it will be able to duplicate the financial controls that exist at the existing facility into future locations, and that these controls will provide sufficient safeguards to protect the interests of the Company.

     The Company treats and has consistently treated all entertainers as employees whereas other similar facilities may or may have treated their entertainers as independent contractors. One of the Company's competitors has been the subject of litigation related to this issue and has had judgments entered against it by the U.S. Department of Labor. Management believes that as a result of its initial and continuing policies and procedures, there is an insignificant risk to both future operations and profitability for any potential assessment of payroll and related taxes in the future by regulatory authorities which would have potentially a very significant financial and operational impact if the Company treated all entertainers as independent contractors.

ITEM 7.  FINANCIAL STATEMENTS

     The required items are presented as a separate section of this report beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in accountants since the Merger in 1995 nor have there been any disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth certain information about the directors and executive officers of the Company. All directors of the Company hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Executive officers of the Company are elected by the Board of Directors to hold office until their respective successors are elected and qualified.

     Name                     Age        Position(s)

     Nina Furrh                60        Chairman of the Board and President

     Bjorn Heyerdahl           56        Chief Executive Officer and Director

     Dewanna Ross              40        Corporate Secretary and Director

     Ronald W. Johnston        43        Chief Financial Officer and Director

     Sharon Furrh              48        Director

     Nina Furrh has served as President of the Furrh family business interests since 1989. Mrs. Furrh became involved in the daily operations of The Million Dollar Saloon in September 1992. Mrs. Furrh directs the Company's other real estate holdings through Furrh Limited Partnership.

     Bjorn Heyerdahl has served as the Business Consultant and Financial Advisor to the Furrh family and Estate of Donald G. Furrh for the past five years. His duties have included positioning MDS-Texas to become a publicly-traded entity through the Merger. Mr. Heyerdahl's prior history is that of chief executive officer and/or director of numerous corporations around the world in endeavors as diversified as retail chain stores, coal/diamond mining, car rental, safari ranches, plantations and film production.

     Dewanna Ross has served as administrative manager for the Furrh family of companies since 1976. Ms. Ross was responsible for the development of the corporate procedures, including the hiring and training of corporate staff. Ms. Ross has also served as an officer and operator of a private club and as an officer of other businesses.

     Sharon Furrh has served as Vice-President of Furrh since 1992. Sharon Furrh has been involved as a design consultant for The Million Dollar Saloon, in both its original construction and in subsequent remodelings. Additionally, Sharon Furrh has been responsible for advertising, promotions and public relations for The Million Dollar Saloon.

     Ronald W. Johnston, CPA, has served as a consultant to the Company since September 1992. Mr. Johnston has been a certified public accountant in private practice and a principal of his own firm since 1990. Mr. Johnston's current firm serves a wide range of business and individual clients. Mr. Johnston currently serves as a director of Crash Rescue Equipment Services, Inc., Dallas, Texas.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities ("10% holders"), to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the Section 16(a) reports they file.

     Based solely on a review of reports furnished to the Company or written representatives from the Company's directors and executive officers during the fiscal year ended December 31, 1996, all Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

     The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities for the Company to its President and Chief Executive Officer. No other executive officer of the Company received remuneration in excess of $100,000 during the referenced periods. All other compensation related tables required to be reported have been omitted as there has been no applicable compensation awarded to, earned by or paid to any of the Company's executive officers in any fiscal year to be covered by such tables.



                                                 Summary Compensation Table



                                          Annual Compensation      Long-Term Compensation
                                          -------------------      ----------------------
                                                                           Awards            Payouts
                                                                           ------            -------
                                                       Other      Restricted    Securities                 All
                                         Salary/       Annual        Stock      Underlying     LTIP       Other
   Name/Title                    Year      Bonus    Compensation    Awards     Options/SARs  Payouts   Compensation
   ----------                    ----      -----    ------------    ------     ------------  -------   ------------
   Nina Furrh, President         1996     $ -0-          NA           NA            NA          NA          2,150(1)
                                 1995    $ 61,200        NA           NA            NA          NA         58,500(1)
                                 1994    $ 66,000        NA           NA            NA          NA         14,850(1)
   Bjorn Heyerdahl, Chief        1996    $ 32,000        NA           NA            NA          NA          8,888(2)
      Executive Officer          1995    $ 44,000        NA           NA            NA          NA                NA
                                 1994    $ 36,000        NA           NA            NA          NA                NA


------------------------------------------

(1) Represents distributions from the Furrh Limited Partnership. See "Item 2 -- Properties."
(2) Represents payment of an auto lease by the Company for the benefit of Mr. Heyerdahl.

Director Compensation

     The Company currently pays a director fee for attending scheduled and special meetings of the Board of Directors. The Company also pays the expenses of all of its directors in attending board meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 25, 1997, with respect to the beneficial ownership of shares of Common Stock by (i) each person who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors of the Company as a group.


                                                                                 Percentage of
Name(1)                                               Number of Shares(2)       Common Stock Owned
----                                                  -------------------       ------------------
Estate of Donald G. Furrh                                   180,776                   3.6%
Dona G. Furrh                                               682,476                  13.6%
Joshua Barrett Furrh                                        548,574                  10.9%
Nina J. Furrh                                             1,960,797                  39.1%
Bjorn Heyerdahl                                             500,001                  10.0%
Dewanna Ross                                                  4,000                      *
Ronald W. Johnston                                            1,500                      *
Officers and Directors as a group (4 persons)             2,466,298                  49.2%
                                                          ---------                  ----
Total                                                     3,878,124                  77.4%
                                                          =========                  ====

-----------------------------------------
*Less than 1%.

(1) The mailing address for each of the afore-referenced is care of the Company, 6848 Greenville Avenue, Dallas, Texas 75231.
(2) Unless otherwise indicated, the persons listed have sole voting and investment powers with respect to all such shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On August 23, 1995, Bjorn Heyerdahl, prior to becoming Chief Executive Officer and a director of the Company, acquired 12,000,000 shares of the Company's pre-reverse split restricted Common Stock from stockholders of the Company for a consideration of $22,166.50. After the one-for-12 reverse split, Mr. Heyerdahl surrendered 500,000 shares to the Company as a result of the Merger negotiations and his negotiations to become Chief Executive Officer, which surrender was necessary to balance ownership between the existing pre-Merger stockholders of the Company and the stockholders of MDS-TX.

     On September 7, 1995, MDS-TX exchanged 3,925,000 shares of its unregistered, restricted common stock for 100% of the issued and outstanding stock of Furrh, Tempo, Lex and Don, respectively. All entities involved in the exchange shared common ownership, control, and management. The purpose of this transaction was to consolidate ownership of the entities prior to the Merger.

     On September 7, 1995, MDS-TX sold 124,900 shares of its unregistered, restricted common stock to outside third parties for an aggregate $249,800. The purpose of this transaction was to provide working capital prior to the Merger.

     The parties relied on Section 4(2) of the Securities Act in that such transactions did not involve a public offering and were thus exempt from the registration requirements of the Securities Act. No underwriters were used in connection with the foregoing transactions.

     Furrh, Tempo, Lex and Don collectively paid Furrh Limited Partnership, an entity related by ownership and management, management fees of approximately $365,000 for the year ended December 31, 1995. Management fees ceased October 1, 1995 upon consummation of the Merger.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K



(a)        Financial Statements and Exhibits                                           Page
           ---------------------------------                                           ----


     1.  Financial  Statements.  The  following  financial  statements  are
         ----------------------
         submitted as part of this report:

           Independent Auditor's Report ................................................ F-1

           Balance Sheets - December 31, 1996 and 1995 ................................. F-2

           Statements of Operations - Years Ended December 31, 1996 and 1995 ........... F-4

           Statements of Stockholders' Equity - Years Ended December 31, 1996
              and 1995 ................................................................. F-5

           Statement of Cash Flows - Years Ended December 31, 1996 and 1995 ............ F-6

           Notes to Financial Statements ............................................... F-8




     2.   Exhibits
          --------


         Exhibit
         Number                                 Description
         ------     ------------------------------------------------------------

          2.1* Stock Purchase Agreement dated August 23, 1995 by and between Art Beroff and Bjorn Heyerdahl.
          2.2* Stock Purchase Agreement dated August 23, 1995 by and between Joseph MacDonald, Goodheart Ventures, Inc., and Bjorn Heyerdahl.
          2.3* Stock Purchase Agreement dated September 7, 1995 by and among Million Dollar Saloon, Inc., Goodheart Ventures, Inc., and certain individuals.
          2.4* Addendum and Modification to Stock Purchase Agreement dated September 19, 1995, by and among Million Dollar Saloon, Inc., Goodheart Ventures, Inc., and certain individuals.
          2.5* Stock Exchange Agreement dated September 7, 1995 by and among Million Dollar Saloon, Inc., Goodheart Ventures, Inc., and J.M. Tibbals, Trustee for Irrevocable Equity Trust No. 1.
          2.6* Addendum and Modification to Stock Exchange Agreement dated September 19, 1995, by and among Million Dollar Saloon, Inc., Goodheart Ventures, Inc., and J.M. Tibbals, Trustee for Irrevocable Equity Trust No. 1.
          2.7* Agreement and Plan of Merger dated October 5, 1995 by and between Million Dollar Saloon, Inc., a Texas corporation, and Goodheart Ventures, Inc., a Nevada corporation.
          2.8** Addendum and Modification to Stock Purchase Agreement made and entered into the 7th day of September 1995 by and among Million Dollar Saloon, Inc., Goodheart Ventures, Inc., and certain individuals dated October 31, 1995.
          3(i)* Articles of Incorporation of The Company, as amended to date.

         Exhibit
         Number                                 Description
         ------     ------------------------------------------------------------

          3(ii)*    Bylaws of the Company.
          4.1*      Specimen Common Stock Certificate.
         10.1*      Leases of Properties.
         10.2*      Promissory  Note for $750,000  with Abrams  Centre  National
                    Bank dated September 22, 1995.
         21.1*      Subsidiaries of the Company.
         27.1       Financial Disclosure Schedule.

---------------------------
* Incorporated by reference to the Company's Form 10-SB filed December 26, 1995.

(b)       Reports on Form 8-K.

     No reports on Form 8-K were filed during the three months ended December 31, 1996.

                                   SIGNATURES

     In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 1997.

                                       MILLION DOLLAR SALOON, INC.


                                       By: /s/ Nina J. Furrh
                                          -------------------------------------
                                           Nina J. Furrh, Chairman of the Board
                                           and President

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:


   Signature                                 Title                           Date
   ---------                                 -----                           ----

 /s/ Nina J. Furrh             Chairman of the Board, President and       March 25, 1997
-----------------------        Director
     Nina J. Furrh

 /s/ Bjorn Heyerdahl           Chief Executive Officer and Director       March 25, 1997
-----------------------
     Bjorn Heyerdahl

/s/ Dewanna Ross               Corporate Secretary and Director           March 25, 1997
-----------------------
    Dewanna Ross

/s/ Ronald W. Johnston         Chief Financial Officer and Director       March 25, 1997
-----------------------
    Ronald W. Johnston

/s/ Sharon Furrh               Director                                   March 25, 1997
-----------------------
    Sharon Furrh


S. W. HATFIELD + ASSOCIATES
certified public accountants


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Million Dollar Saloon, Inc.

We have audited the consolidated balance sheets of Million Dollar Saloon, Inc. and Subsidiaries (a Nevada corporation and Texas corporations, respectively) as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Million Dollar Saloon, Inc. and Subsidiaries as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                                                   S. W. HATFIELD + ASSOCIATES
Dallas, Texas
January 20, 1997

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995


                                     ASSETS

                                                                     1996             1995
                                                                 ------------     -----------
CURRENT ASSETS
   Cash on hand and in bank                                      $    267,856     $   133,374
   Note receivable - current portion                                   21,011          19,660
   Accounts receivable
      Trade, net of allowance for doubtful accounts
         of $-0- and $-0-, respectively                                     -          63,653
      Prepaid Federal income taxes                                          -           8,520
   Inventory                                                           11,169           9,937
   Prepaid expenses                                                    37,718               -
                                                                   ----------      ----------

         Total current assets                                         337,754         235,144
                                                                   ----------      ----------


PROPERTY AND EQUIPMENT
   Buildings and related improvements                               1,969,411       1,994,730
   Furniture and equipment                                            762,095         755,680
   Vehicles                                                            52,728               -
                                                                  -----------      ----------
                                                                    2,784,234       2,750,410
   Less accumulated depreciation                                   (1,381,016)     (1,316,679)
                                                                  -----------      ----------
                                                                    1,403,218       1,433,731
   Land                                                               816,487         816,487
                                                                  -----------      ----------

         Net property and equipment                                 2,219,705       2,250,218
                                                                  -----------      ----------


OTHER ASSETS
   Note receivable - noncurrent portion                               126,219         145,423
   Accounts receivable from officers,
       shareholders and affiliates                                    764,576         715,525
   Organization costs, net of accumulated
      amortization of $19,673 and  $4,688,
      respectively                                                     55,255          70,240
   Loan costs, net of accumulated amortization
      of $7,902 and $1,580, respectively                               23,705          30,026
   Deferred tax asset                                                  61,500          76,160
   Other                                                               23,475           9,225
                                                                  -----------      ----------

         Total other assets                                         1,054,730       1,046,599
                                                                  -----------      ----------


TOTAL ASSETS                                                     $  3,612,189     $ 3,531,961
                                                                  ===========      ==========


                                  - Continued -

The accompanying notes are an integral part of these consolidated financial statements.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                           December 31, 1996 and 1995


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                      1996             1995
                                                                  ------------     -----------
CURRENT LIABILITIES
   Current portion of long-term debt                             $   158,960      $   135,911
   Accounts payable
      Trade                                                           15,948           71,438
      Officers, shareholders and affiliates                                -            2,736
   Accrued liabilities                                                58,666           50,859
   Dividends payable                                                 150,303                -
   Tenant deposits                                                     6,500            6,500
                                                                  ----------       ----------

         Total current liabilities                                   390,377          267,444
                                                                  ----------       ----------


LONG-TERM LIABILITIES
   Long-term debt, net of current maturities                         512,423          623,193
   Deferred tax liability                                             94,569           90,213
                                                                  ----------       ----------

         Total liabilities                                           997,369          980,850
                                                                  ----------       ----------


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
   Preferred stock - $0.001 par value.  5,000,000 shares
      authorized.  None issued and outstanding                            -                 -
   Common stock - $0.001 par value.  50,000,000 shares
      authorized.  5,010,084 and 5,000,084 issued and
      outstanding, respectively.                                      5,010             5,000
   Additional paid-in capital                                         9,990                 -
   Retained earnings                                              2,599,820         2,546,111
                                                                  ---------        ----------

         Total shareholders' equity                               2,614,820         2,551,111
                                                                  ---------        ----------

         TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY                                 $3,612,189       $ 3,531,961
                                                                  =========        ==========


The accompanying notes are an integral part of these consolidated financial statements.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     Years ended December 31, 1996 and 1995

                                                                 1996                  1995
                                                            --------------        ------------
REVENUES
   Bar and restaurant sales                                  $3,019,148            $2,750,794
   Rental income                                                440,176               476,257
                                                             ----------             ---------
      Total revenues                                          3,459,324             3,227,051
                                                             ----------             ---------

COST OF SALES - BAR AND
   RESTAURANT OPERATIONS
   Direct labor                                               1,246,401             1,048,290
   Purchases                                                    488,512               502,450
                                                             ----------            ----------
      Total cost of sales                                     1,734,913             1,550,740
                                                             ----------            ----------

GROSS PROFIT                                                  1,724,411             1,676,311
                                                             ----------            ----------

OPERATING EXPENSES
   Salaries, wages and related expenses                         362,598               460,098
   Consulting, management and other
      professional fees                                         103,815               386,490
   Rental expenses, principally taxes                            26,514                53,496
   Interest expense                                              95,549                60,583
   Other operating expenses                                     563,348               497,505
   Depreciation and amortization                                112,113               111,732
                                                             ----------            ----------

         Total operating expenses                             1,263,937             1,569,904
                                                             ----------            ----------

INCOME FROM OPERATIONS                                          460,474               106,407

OTHER INCOME (EXPENSES)
   Interest income                                               63,169                43,501
                                                             ----------           -----------

INCOME BEFORE INCOME TAXES                                      523,643               149,908

INCOME TAX (EXPENSE) BENEFIT
   Currently payable                                                  -                 6,020
   Deferred                                                     (19,016)              (44,253)
                                                             ----------           -----------

NET INCOME     $   504,617                                  $   111,675
                ==========                                   ==========

Earnings per share of common stock outstanding              $      0.10          $       0.02
                                                             ==========           ===========

Weighted-average number of shares outstanding                 5,009,456             5,000,084
                                                             ==========           ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 1996 and 1995



                                    Common Stock        Additional               Treasury     Total
                                    ------------         paid-in      Retained     stock    shareholders'
                                # Shares      Amount     capital      earnings    at cost     equity
                                --------      ------     -------      --------    -------     ------
Balances at
   January 1, 1995              5,082,425     $5,082     $204,583    $2,705,971 $(75,000)  $2,840,636

Effect of rounding on
   1 for 12 reverse split              93          -            -             -        -            -
Post-reverse merger
   putback of common
   stock by controlling
   shareholder                   (500,000)      (500)         500             -        -            -
Sale of common stock
   Pre- reverse merger to
      former controlling
      Goodheart shareholder       416,666        417        4,583             -        -        5,000
   Pre-reverse merger stock
      of Million Dollar
      Saloon, Inc. (Texas)        125,900        126      250,674             -        -      250,800
Purchase and retirement
   of treasury stock by
   Million Dollar Saloon,
   Inc. (Texas) (pre-merger)     (325,000)      (325)    (460,140)     (189,535)       -     (650,000)
Retirement of treasury stock
   held by Furrh, Inc. (pre-
   reverse merger)                      -          -            -       (75,000)  75,000            -
Issuance of common stock
   for payment of under-
   writing and merger costs       200,000        200      199,800             -        -      200,000
Offset of underwriting and
   merger costs                         -          -     (200,000)            -        -     (200,000)
Distributions to Furrh
   entities shareholders
   pre-reverse merger                   -          -            -        (7,000)       -       (7,000)
Net income for the year                 -          -            -       111,675        -      111,675
                                ---------    -------    ---------     ---------  -------    ---------

Balances at
   December 31, 1995            5,000,084      5,000            -     2,546,111        -    2,551,111

Stock issued for
   consulting fees                 10,000         10        9,990             -        -       10,000
Dividends declared
   during the year                      -          -            -      (450,908)       -     (450,908)
Net income for the year                 -          -            -       504,617        -      504,617
                                ---------    -------    ---------     ---------  -------    ---------

Balances at
   December 31, 1996            5,010,084   $  5,010   $    9,990    $2,599,820 $      -   $2,614,820
                                =========    =======    =========     =========  =======    =========

The accompanying notes are an integral part of these consolidated financial statements.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1996 and 1995

                                                                                 1996             1995
                                                                             ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                  $504,617         $111,675
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                                          112,113          111,732
         Common stock issued for consulting fees                                 10,000                -
         Interest income from shareholders capitalized as principal             (51,787)
         Transitional effect of new accounting standard                               -         (115,775)
         Fair market value of building given in
            exchange for compensation                                                 -            3,244
         Deferred income taxes                                                   19,016          160,028
         (Increase) decrease in
            Accounts receivable - trade                                          63,653          (46,665)
            Prepaid income taxes                                                  8,520           (1,986)
            Inventory                                                            (1,232)              68
            Prepaid expenses                                                    (37,718)               -
            Loan costs                                                                -          (31,606)
            Organization costs                                                        -          (74,928)
            Deposits and other assets                                                 -                7
         Increase (decrease) in
            Accounts payable and other accrued liabilities                     _(47,685)          51,452
                                                                                -------         --------
Net cash provided by operating activities                                      _579,497          167,246
                                                                                -------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Principal collections on note receivable                                      17,853           16,584
   Purchases of property and equipment                                           (6,815)         (82,108)
   Acquisition expenses paid                                                    (15,000)               -
   Cash advances to shareholders and affiliates                                _      -          (17,577)
                                                                                -------         --------
Net cash used in investing activities                                          _ (3,962)         (83,101)
                                                                                -------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal funding on new long-term note payable                                    -          750,000
   Net activity on note payable to bank                                               -         (343,300)
   Payments on long-term debt                                                  (140,448)         (57,178)
   Repayment of advances from shareholders and affiliates                             -          (22,236)
   Sale of common stock                                                               -          255,800
   Purchase of treasury stock                                                         -         (650,000)
   Dividends paid                                                              (300,605)               -
   Cash distributions to shareholders - pre merger                             _      -           (7,000)
                                                                                -------        ---------
Net cash used in financing activities                                          (441,053)         (73,914)
                                                                               --------        ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                           134,482           10,231

Cash and cash equivalents at beginning of year                                 _133,374          123,143
                                                                                -------        ---------

Cash and cash equivalents at end of year                                      $ 267,856       $  133,374
                                                                               ========        =========


                                                           - Continued -

The accompanying notes are an integral part of these consoldiated financial statements.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                     Years ended December 31, 1996 and 1995

                                                                                 1996             1995
                                                                             ------------     -----------
SUPPLEMENTAL DISCLOSURES OF
   INTEREST AND INCOME TAXES PAID

      Interest paid on borrowings                                             $ 95,549          $60,583
                                                                               =======           ======

      Income taxes paid (refunded)                                            $ (8,520)         $(4,024)
                                                                               =======           ======


SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES

      Acquisition of a vehicle with long-term debt                            $ 52,727         $      -
                                                                               =======          =======

      Declaration of fourth quarter dividend of $0.03 per share               $150,303         $      -
                                                                               =======          =======


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995



NOTE A - BACKGROUND AND ORGANIZATION

Million Dollar Saloon, Inc. (MDS-NV) was incorporated under the laws of the State of Nevada on September 28, 1987. MDS-NV completed a public sale of its securities on November 10, 1988 with the issuance of 489,100 shares of its common stock. Additionally, MDS-NV issued 2,934,600 warrants to purchase one share of Class A common stock at $0.50 per share and one share of Class B common stock at $0.75 per share. No warrants were exercised by their holders and all issued and outstanding warrants have expired.

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

The combination of Furrh, Inc. and its wholly-owned subsidiary, Tempo Tamers, Inc., Corporation Lex and Don, Inc. with MDS-TX and the subsequent merger of MDS-TX with MDS-NV were separately accounted for in accordance with Accounting Principles Board No. 16 - "Business Combinations", Interpretation #39 for companies under common control on an "as if pooled" basis. The historical financial statements of all involved entities have become the historical consolidated financial statements of MDS-NV.

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

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1996 and 1995



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

These financial statements reflect the books and records of Million Dollar Saloon, Inc. (Nevada), Million Dollar Saloon, Inc. (Texas), Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for the years ended December 31, 1996 and 1995, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.

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


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Cash and Cash Equivalents

   For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

   Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

2. Accounts Receivable and Revenue Recognition

   In the normal course of business, the Company extends unsecured credit to virtually all of its tenants related to rental property operations and accepts national bankcards as payment for goods and services in its lounge and entertainment facility. Bankcard charges are normally paid by the clearing institution within three to fourteen days from the date of presentation by the Company. All lease rental payments are either due on the first day of the month in advance for the month or on the first day of the week in arrears for the previous corresponding period. All revenue sources are located either in Dallas or Tarrant County, Texas. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1996 and 1995



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

3. Inventory

   Inventory consists of food and liquor consumables necessary in the operation of Tempo's lounge and entertainment facility. These items are valued at the lower of cost or market using the first-in, first-out method of accounting.

4. Property and Equipment

   Property  and  equipment  is  recorded  at  cost  and  is  depreciated  on  a straight-line basis, over the estimated useful lives (generally 10 to 40 years) of the respective asset. Major additions and betterments are capitalized and depreciated over the remaining estimated useful lives of the related assets. Maintenance, repairs, and minor improvements are charged to expense as incurred.

5. Trademark rights

   Amounts paid in conjunction with the acquisition and retention of the trademark "Million Dollar Saloon(R)" have been capitalized. The life of the registration is twenty years from its affirmation in 1988 and may be extended as allowed by applicable law at that point in time. This trademark has been assigned Registration No. 1,509,636 by the U. S. Patent and Trademark Office. The Company amortizes the trademark over a 10-year life using the straight-line method.

6. Income Taxes

   Pre merger
   Furrh and Tempo file a consolidated Federal Income Tax return using a year end of February 28. Lex files a separate Federal Income Tax return using a year end of December 31. Don is a "Subchapter S" corporation and, accordingly, the shareholders of Don are responsible for reporting the revenues and expenses of this corporation.

   Effective January 1, 1992, Furrh and Lex adopted the provisions the provisions of FASB Statement No. 109 "Accounting for Income Taxes" which requires the asset and liability method of accounting for income taxes rather than the deferred method previously required. At December 31, 1994 the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. No valuation allowance was provided against deferred tax assets. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, and the anticipated utilization of net operating loss carryforwards.

   Post merger
   Effective September 7, 1995, concurrent with the merger of Furrh, Don and Lex into MDS-TX, the change in control of these operating companies created a short-year Federal Income Tax return from the previously noted year end through September 7, 1995 for Furrh, Tempo and Don. Additionally, Don forfeited its Subchapter S election, effective September 7, 1995. All entities except Lex will file a consolidated Federal Income Tax return for the period September 7, 1995 through December 31, 1995. Lex will file as a separate entity for Calendar 1995 and it is anticipated will be included in the consolidated Federal Income Tax return for Calendar 1996 and all future periods.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1996 and 1995



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

6. Income Taxes - continued

   Furrh and Tempo have consolidated cumulative net operating losses of approximately $399,000, as reported on their final consolidated separate company return for the period ended September 7, 1995, and approximately $224,000 as of December 31, 1995, for both financial reporting and tax reporting purposes available to be carried forward to offset future taxable income. In the event that these operating loss carryforwards are not used, they will begin to expire in 2008. The capacity to utilize these net operating loss carryforwards for periods after September 7, 1995, due to the corporate restructuring and mergers previously discussed, created a deferred tax asset of approximately $70,000 and $102,000, as of December 31, 1995 and 1994, respectively, utilizing the anticipated marginal incremental tax rate of 34.0%. Under the requirements of Statement of Financial Accounting Standards No. 109, the accounting for the reverse merger on an "as-if-pooled" basis causes the retroactive recognition of the deferred tax asset in each respective accounting period presented. The cumulative prior period effect of this adjustment was an increase in retained earnings as of January 1, 1994 of approximately $62,000. The respective changes in the deferred tax asset account for the years ended December 31, 1995 and 1994, respectively, are reflected as a component of deferred income tax (benefit) expense in the Statement of Income.

   Additionally, the forfeiture of its Subchapter S election by Don at September 7, 1995 created a deferred tax liability of approximately $19,975 utilizing the anticipated marginal incremental tax rate of 34.0%. Per the requirements of Statement of Financial Accounting Standards No. 109, this amount is reflected as a component of deferred income tax (benefit) expense in the Statement of Income for the year ended December 31, 1995.

   Further, Furrh, Tempo and Lex have cumulative general business tax credit carryforwards of approximately $60,000, as of December 31, 1996, available to offset future tax liabilities, which if not used, begin to expire in 2009.

7. Earnings (loss) per share

   Earnings  (loss) per share is computed by  dividing  consolidated  net income
   (loss) by the composite weighted-average number of shares of common stock outstanding during the year.

8. Pending Accounting Standards not yet adopted

   The Company has not adopted Statement of Financial Accounting Standard Number 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company will adopt this standard for the first quarter of 1996 and anticipates no adverse impact on the financial statements upon the required implementation of this Standard.

   No other issued and unimplemented accounting Standards are either applicable to the Company or will have a material adverse impact on the financial statements when implemented.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1996 and 1995


NOTE C - NOTE RECEIVABLE
                                                                      1996             1995
                                                                  ------------     -----------
$220,000 note receivable from an unrelated
   individual for the sale of real estate.  Interest
   at 8.00%.  Payable in monthly installments
   of approximately $2,669, including interest.
   Final payment due in July 2002.  Collateralized
   by real estate and improvements located in
   Dallas County, Texas                                             $147,230         $165,083

      Less current portion                                           (21,011)         (19,660)
                                                                     -------          -------

      Noncurrent portion                                            $126,219         $145,423
                                                                     =======          =======

Future maturities of the note receivable are as follows:            Year ending
                                                                   December 31,        Amount

                                                                     1997            $  21,011
                                                                     1998               23,059
                                                                     1999               24,973
                                                                     2000               27,045
                                                                   2001-2002            30,131
                                                                     Total           $ 126,219
                                                                                      ========


NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 1996 and 1995:


                                                     1996              1995           Estimated life
                                                 ------------      ------------       --------------
         Buildings and related improvements      $1,969,411        $1,994,730         15 - 40 years
         Furniture and equipment                    762,095           755,680           10 years
         Vehicle                                     52,728                 -            3 years
                                                  ---------         ---------
                                                  2,784,234         2,750,410
         Less accumulated depreciation           (1,381,016)       (1,316,679)
                                                  ---------         ---------
                                                  1,403,218         1,433,731
         Land                                       816,487           816,487
                                                  ---------         ---------
         Net property and equipment              $2,219,705        $2,250,218
                                                  =========         =========


     Depreciation expense for the years ended December 31, 1996 and 1995 was $90,056 and $104,177, respectively.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1996 and 1995



NOTE E - ADVANCES TO/FROM OFFICERS, SHAREHOLDERS AND AFFILIATES

The Company has made net cash advances to various officers, shareholders, employees and affiliates aggregating approximately $764,600 and $715,500 as of December 31, 1996 and 1995, respectively and received net advances from officers, shareholders and affiliates aggregating approximately $2,700 as of December 31, 1995.

In September 1995, the two largest balances due from two shareholders were converted to formal notes receivable bearing interest at 5.65%. These notes mature in September 1997 and all accrued interest and principal is due at that time. The notes are repayable in either cash or in stock of the Company at an agreed-upon exchange rate of $2.00 per share. Both shareholders have adequate share holdings to completely retire the debt, plus anticipated accrued interest, at the scheduled maturity date. It is the intent of these shareholders to liquidate the notes with cash repayments.

All advances receivable are due upon demand and bear interest at the statutory interest rate set by the Internal Revenue Service for related party loans. Due to the life of the respective receivables, these amounts are classified as non-current.


NOTE F - LONG-TERM DEBT

Long-term debt consists of the following at December 31, 1996 and 1995, respectively:

                                                                     1996             1995
                                                                 ------------     -----------

$750,000 note payable to a bank.  Interest
   at 11.0%.  Payable in monthly installments
   of approximately $16,369, including
   interest.  Final payment due in September
   2000.  Collateralized by real estate and
   improvements located in Dallas and
   Tarrant Counties, Texas.                                        $599,407         $721,469

$52,707  installment  note  payable  to a finance  company.  Payable  in monthly installments of  approximately  $1,111,  including  interest at 9.50%.  Final payment due in April 2001.
   Collateralized by a vehicle                                       47,072                -

$115,000 mortgage note payable to two individuals.
   Interest at 12.00%.  Payable in monthly installments
   of approximately $1,380, including interest.  Final
   payment due in September 1998.  Collateralized
   by real estate in Dallas County, Texas.                           24,904           37,635
                                                                   --------         --------

                                                                    671,383          759,104
      Less current portion                                         (158,960)        (135,911)
                                                                    -------          -------

      Long-term portion                                            $512,423         $623,193
                                                                    =======          =======



                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1996 and 1995



NOTE F - LONG-TERM DEBT - Continued

The $750,000 note payable to a bank may be prepaid at any time and any prepayment must be accompanied by a "yield maintenance fee" equal to 4% of the outstanding balance if prepaid prior to August 31, 1996; 3% if prepaid between September 1, 1996 and August 31, 1997; 2% if prepaid between September 1, 1997 and August 31, 1998; and 1% if prepaid between September 1, 1997 and August 31, 1999. The proceeds of this loan were used to retire a$712,000 short-term mortgage note payable with a payoff balance of approximately $288,000 and a$105,000 mortgage note payable with a payoff balance of approximately $10,000.

Current maturities of long-term maturities as of December 31, 1996 are as follows:

                                  Year ending
                                 December 31,        Amount

                                   1997             $158,960
                                   1998              175,706
                                   1999              182,033
                                   2000              150,327
                                   2001                4,357
                                                     -------
                                  Total             $671,383


NOTE G - INCOME TAXES

As of September 7, 1995, concurrent with the reorganization of Furrh, Inc., Corporation Lex and Don, Inc. into MDS-TX, the capacity to utilize the net operating loss carryforward of Furrh, Inc., incurred through the September 7, 1995 reorganization date became more readily determinable. Accordingly, in accordance with Financial Accounting Standards Board Statement No. 109, MDS-TX, upon the acquisition of Furrh, Inc., recognized a deferred tax asset to reflect the future benefit related to the expected utilization of this net operating loss carryforward. Further, based upon the accounting for the reverse merger on an "as-if-pooled" basis causes the retroactive recognition of the deferred tax asset in each respective accounting period presented. The cumulative prior period effect of this adjustment was an increase in retained earnings as of January 1, 1994 of approximately $62,000. The respective changes in the deferred tax asset account for the years ended December 31, 1996 and 1995, respectively, are reflected as a component of deferred income tax (benefit) expense in the Statement of Income.

Additionally, the forfeiture of its Subchapter S election by Don at September 7, 1995 created a deferred tax liability of approximately $19,975 utilizing the anticipated marginal incremental tax rate of 34.0%. Per the requirements of Statement of Financial Accounting Standards No. 109, this amount is reflected as a component of deferred income tax (benefit) expense in the Statement of Income for the year ended December 31, 1995.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1996 and 1995



NOTE G -  INCOME TAXES - Continued

The deferred current tax asset and non-current deferred tax liability on the December 31, 1996 and 1995, respectively, balance sheet consists of the following:


                                                                                   December 31,     December 31,
                                                                                      1996            1995
                                                                                   ---------         --------
                  Current deferred tax asset                                      $       -         $      -
                  Current deferred tax liability                                          -                -
                  Valuation allowance for current deferred tax asset                      -                -

                  Net current deferred tax asset                                  $       -         $      -
                                                                                   ========          =======

                  Non-current deferred tax asset                                  $  61,500         $ 76,160
                  Valuation allowance for non-current deferred tax asset           __     -          _     -
                                                                                     ------           ------
                  Net non-current deferred tax asset                              $  61,500         $ 76,160
                                                                                   ========          =======

                  Non-current deferred tax liability                              $ (94,569)        $(90,213)
                                                                                   ========          =======



The deferred tax asset relates to the anticipated future utilization of cumulative net operating loss carryforwards and business tax credits of Furrh, Inc. and its wholly-owned subsidiary, Tempo Tamers, Inc. The non-current deferred tax liability results from the usage of statutory accelerated tax depreciation and amortization methods.

The components of income tax expense (benefit) for the years ended December 31, 1996 and 1995, respectively, are as follows:



                                                        1996             1995
                                                        ----             ----
                  Federal:
                    Current                          $      -         $(6,020)
                    Deferred                          (19,016)         44,253
                                                      (19,016)         38,233
                  State:
                    Current                                 -               -
                    Deferred                                -               -
                                                            -               -
                  Total                              $(19,016)        $38,233

The Company's income tax expense (benefit) for the years ended December 31, 1996 and 1995, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                    1996           1995
                                                                                    ----           ----
Statutory rate applied to earnings (loss) before income taxes                     $178,039       $37,970
Increase (decrease) in income taxes resulting from:
     State income taxes                                                                  -             -
     Deferred income taxes                                                          (9,077)       44,253
     Effect of incremental tax brackets and
         utilization of net operating loss carryforwards                          (149,946)      (43,990)
                                                                                   -------        ------

Income tax expense                                                                $ 19,016       $38,233
                                                                                   =======        ======


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1996 and 1995



NOTE G -  INCOME TAXES - Continued

Deferred income tax expense (benefit) as of December 31, 1996 and 1995, respectively, consists of the following components:


                                                                                    1996               1995
                                                                                    ----               ----
     Changes in deferred tax assets
         Effect of utilization of net operating loss carryforward                 $14,660            $25,840
     Changes in deferred tax liabilities
         Effect of forfeiture of Subchapter S
              status by Don, Inc.                                                       -             19,323
         Effect of differences in book and
              statutory tax depreciation methods                                    4,356                910
                                                                                   ------             ------

         Changes in deferred income tax accounts                                  $19,016            $44,253
                                                                                   ======             ======


NOTE H - CAPITAL STOCK TRANSACTIONS

In August 1995, the Board of Directors of Furrh, Inc., prior to the consolidation of Furrh into MDS-TX, approved the retirement of 10 shares of Furrh, Inc. treasury stock which was purchased in 1990 for $75,000. This retirement was accounted for as a reduction in the carrying value of issued and outstanding common stock at $10, which equals the par value of the shares and a reduction of retained earnings of $74,990, in accordance with the tenets of Accounting Principles Board Opinion No. 6.

On September 7, 1995, the shareholders of Furrh, Inc, Corporation Lex and Don, Inc. collectively exchanged 100% of the issued and outstanding stock in each corporation for an aggregate 3,925,000 shares of Million Dollar Saloon, Inc., a dormant Texas corporation, (MDS-TX) owned by the majority shareholders of the Company. The purpose of this transaction was to consolidate the ownership of Furrh, Inc. and Subsidiary, Corporation Lex and Don, Inc. into a single new company to facilitate the merger with a publicly-held "shell" corporation. The operating entities of Furrh, Inc. and its subsidiary, Tempo Tamers, Inc., Corporation Lex and Don, Inc. became wholly-owned subsidiaries of MDS-TX. No cash was paid as consideration for this corporate consolidation.

Also, on September 7, 1995, concurrent with the corporate consolidation, MDS-TX sold under a Stock Purchase Agreement approximately 124,900 shares of unregistered, restricted common stock at $2.00 per share to unrelated third-party investors (Shareholders) raising $249,800. These stock sale proceeds were used to retire debts assumed in the acquisition of treasury stock discussed in the following paragraph.

This Stock Purchase Agreement was amended on October 31, 1995. The Amended Stock Purchase Agreement provides that the Shareholders are limited to selling 1/6th of their holdings per month during each 30-day period after the effective date of a Form SB-2 Registration Statement being filed by the Company. This restriction would terminate six (6) months after the effective date of the Registration Statement.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1996 and 1995



NOTE H - CAPITAL STOCK TRANSACTIONS - Continued

Further, the Amended Stock Purchase Agreement contains the language "Shareholders shall have the right to sell 1/6 of the Seller Shares that they own during each 30-day period after the effective date of the Registration Statement in Form SB-2 for six (6) months. If during any such 30-day period the [Shareholder] is unable to receive a market price of $3.00 per share for the Seller Shares that they own, then in such event the Company shall issue to the [Shareholder] such number of additional shares (the "Additional Shares") of the Company's Common Stock in order for the value of the Seller Shares owned by the [Shareholder] that they attempted to sell during the 30-day period to be equal to $3.00 per share. If at any time during any such 30-day period the closing market price of the Company's Common Stock equals or exceeds $3.00 per share for five consecutive trading days and the [Shareholder] did not elect to sell any or all of its shares subject to being sold during such period, then in such event, the obligation of the Company to issue Additional Shares shall terminate as to those shares." The Amended Stock Purchase Agreement further defines the venue and methodology for determining the share price and it is the understanding and intent of the Company and the Purchasers that any Additional Shares shall be issued as restricted and unregistered, pursuant to Rule 144, to the Shareholder(s).

Per the Amended Stock Purchase Agreement, each 30-day period stands alone and the obligation to issue Additional Shares is not cumulative. This obligation to issue Additional Shares shall expire six (6) months after the effective date of the Form SB-2 Registration Statement.

On September 22, 1995, MDS-TX and the Estate of Don Furrh (a majority shareholder of all involved corporations, pre- and post-reorganization) exchanged approximately 325,000 of MDS-TX common stock held by the Estate for MDS-TX's assumption of $650,000 in debts of the Estate (principally inheritance taxes and related professional fees). Funds available from the new $750,000 note payable and the proceeds of the September 7, 1995 stock sales were used to immediately retire the assumed debt. This treasury stock was immediately retired by an action of the Board of Directors. This retirement was accounted for as a reduction in the carrying value of issued and outstanding common stock at $325, which equals the par value of the shares issued in the combination of Furrh, Inc. and MDS-TX and a reduction of additional paid-in capital of $649,675, in accordance with the tenets of Accounting Principles Board Opinion No. 6.

On September 22, 1995, the Shareholders of MDS-NV approved a one-for-twelve reverse stock split, all share amounts in the accompanying financial statements reflect the effects of this reverse stock split as of the beginning of the first period presented.

Also on September 22, 1995, the Shareholders of MDS-NV approved the merger of MDS-NV with MDS-TX, through the exchange of 4,050,900 post-reverse split shares of common stock, representing 100% of the issued and outstanding common stock of MDS-TX, for an equivalent number of shares of MDS-NV.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1996 and 1995



NOTE H - CAPITAL STOCK TRANSACTIONS - Continued

Concurrent with the merger transaction, the controlling shareholder of MDS-NV (pre-merger) surrendered 500,000 post-reverse split shares of issued and outstanding common stock to the company with no compensation given for the surrender. The surrender resulted from the merger negotiations with MDS-TX and the controlling shareholder's negotiations to become chief executive officer of the Company. Further, the transaction was necessary to balance the ownership percentages between the existing pre-merger shareholders of MDS-NV and the shareholders of MDS-TX. The 500,000 shares were retired by action of the Board of Directors immediately upon surrender. This transaction was accounted for with an adjustment to the common stock and additional paid-in capital accounts for the par value of the surrendered shares.

In June 1995, Furrh, Inc. entered into an agreement with a professional consulting and financial services firm whereby the consultant would assist Furrh, Inc. with the location of a suitable publicly-owned `shell' company merger candidate, raising the requisite equity capital to consummate the merger and assist the Company in becoming a "fully reporting" company under the definition of the Securities and Exchange Commission. Furrh, Inc. and the consultant have agreed that the services provided will be paid with 200,000 shares of post-merger common stock in the resulting public company valued at $200,000. This transaction is reflected in the accompanying financial statements and was accounted for as a reduction of paid-in capital as a cost of selling common stock of MDS-TX for an aggregate $249,800 and the facilitation of merging MDS-TX into MDS-NV.

In January 1996, the Company issued approximately 10,000 shares of restricted, unregistered common stock in settlement of a consulting agreement. This transaction was valued at approximately $10,000, which approximates the fair market value of the services.


NOTE I - COMMITMENTS AND CONTINGENCIES

The Company leases commercial real estate on long-term operating leases. The leases require minimum monthly or weekly lease payments, plus reimbursement for annual property taxes. Additionally, certain of the leases also require the payment of percentage rent based on various percentages of specified gross sales of the tenant, as defined in the respective lease agreement, in addition to the fixed minimum lease payments. The respective tenants are responsible for normal maintenance and repairs, insurance and other direct operating expenses related to the property.

As of December 31, 1996, future minimum non-cancelable lease revenues are as follows:

                               Year ending
                               December 31,         Amount
                                   1997           $  374,105
                                   1998              221,000
                                   1999              221,000
                                   2000              247,000
                                   2001              247,000
                                2002-2005             99,750

                                 Total            $1,409,855

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1996 and 1995



NOTE I - COMMITMENTS AND CONTINGENCIES - Continued

The Company is the subject of asserted claims of employment discrimination filed with the Equal Employment Opportunity Commission ("EEOC"). The Company has responded to the charges of discrimination and replied to all EEOC requests for information. The ultimate outcome of these matters, at this time, is unknown. The Company is vigorously contesting each claim of discrimination.


NOTE J - NONMONETARY TRANSACTION

In May 1995, Don, Inc. transferred ownership of a small residential property located in Dallas County, Texas as a final payment in lieu of cash for compensation to an unrelated third-party upon the termination of services. Don, Inc. paid approximately $5,500 for the property in January 1979 and the property had a book value of approximately $3,200, which approximated the fair market value of the property, at the date of transfer. Accordingly, due to the condition and location of the transferred property at the date of transference, the transaction was accounted for at its historical recorded value and Don, Inc. recognized a charge of approximately $3,200 at the date of transfer.


NOTE K - RELATED PARTY TRANSACTIONS

For the years ended December 31, 1996 and 1995, respectively, the Company paid an aggregate of approximately $ - and $365,338 to various entities owned or controlled by Company shareholders for management fees prior to the aforementioned reverse merger.


NOTE L - SEGMENT INFORMATION

Selected information relating to the Company's segments for the years ended December 31, are as follows:


                                                                                     1996              1995
                                                                                --------------    -------------
Revenues
     Bar and restaurant operations                                                $3,019,148        $2,750,794
     Rental real estate operations                                                   440,176           476,257
     General unallocated corporate matters                                                 -                 -

Operating profit (loss)
     Bar and restaurant operations                                                $  355,161        $  277,046
     Rental real estate operations                                                   427,367              (979)
     General unallocated corporate matters                                          (290,876)         (169,060)

Identifiable assets
     Bar and restaurant operations                                                $1,367,941        $1,133,315
     Rental real estate operations                                                 1,849,765         1,441,291
     General unallocated corporate matters                                           394,483           957,355



                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1996 and 1995



NOTE L - SEGMENT INFORMATION - Continued



                                                                                     1996             1995
                                                                                --------------   --------------
Depreciation and amortization
     Bar and restaurant operations                                                $   60,477        $   68,759
     Rental real estate operations                                                    29,377            42,973
     General unallocated corporate matters                                            22,259                 -

Capital expenditures
     Bar and restaurant operations                                                $    6,815        $   82,108
     Rental real estate operations                                                         -                 -
     General unallocated corporate matters                                            52,727                 -




Costs and expenses of the segments are specifically identified where possible and are otherwise allocated.