Form 10QSB
period 1997-03-31
MILLION DOLLAR SALOON INC
filed 1997-05-08
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

(Mark one)

   XX   QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
------  ACT OF 1934



                  For the quarterly period ended March 31, 1997

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

                         Commission File Number: 0-27006
                                                --------

                           MILLION DOLLAR SALOON, INC.
        (Exact name of small business issuer as specified in its charter)

       Nevada                                                    13-3428657
------------------------                                ------------------------
(State of incorporation)                                (IRS Employer ID Number)

                    6848 Greenville Avenue, Dallas, TX 75231
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (214) 691-6757
                           ---------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---  ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 6, 1997: 5,010,084

Transitional Small Business Disclosure Format (check one):    YES   NO X
                                                                 ---  ---

                           MILLION DOLLAR SALOON, INC.

                Form 10-QSB for the Quarter ended March 31, 1997

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

Part 1 - Item 1
Financial Statements

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1997 and December 31, 1996

                                     ASSETS

                                                          (Unaudited)            (Audited)
                                                            March 31,           December 31,
                                                              1997                 1996
                                                          ------------          ------------
CURRENT ASSETS
   Cash on hand and in bank                               $  361,514            $  267,856
   Note receivable - current portion                          21,011                21,011
   Inventory                                                  11,725                11,169
   Prepaid expenses                                           61,235                37,718
                                                           ---------             ---------
         Total current assets                                455,485               337,754
                                                           ---------             ---------

PROPERTY AND EQUIPMENT
   Buildings and related improvements                      1,955,132             1,969,411
   Furniture and equipment                                   756,461               762,095
   Vehicles                                                   52,728                52,728
                                                           ---------             ---------
                                                           2,764,321             2,784,234
   Less accumulated depreciation                          (1,409,274)           (1,381,016)
                                                           ---------             ---------
                                                           1,355,047             1,403,218
   Land                                                      741,487               816,487
                                                           ---------             ---------
         Net property and equipment                        2,096,534             2,219,705
                                                           ---------             ---------

OTHER ASSETS
   Note receivable - noncurrent portion                      122,833               126,219
   Accounts receivable from officers,
       shareholders and affiliates                           775,259               764,576
   Organization costs, net of accumulated
      amortization of $24,170 and $19,673
      respectively                                            50,758                55,255
   Loan costs, net of accumulated amortization
      of $9,482 and $7,902, respectively                      22,125                23,705
   Deferred tax asset                                         61,500                61,500
   Other                                                      23,475                23,475
                                                           ---------             ---------
         Total other assets                                1,055,950             1,054,730
                                                           ---------             ---------

TOTAL ASSETS                                              $3,607,969            $3,612,189
                                                           =========             =========


                                  - Continued -


The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                      March 31, 1997 and December 31, 1996

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                     (Unaudited)           (Audited)
                                                                       March 31,          December 31,
                                                                         1997                 1996
                                                                    ------------         ------------
CURRENT LIABILITIES
   Current portion of long-term debt                                 $  122,370          $   158,960
   Accounts payable - trade                                              19,866               15,948
   Accrued liabilities                                                   26,104               58,666
   Accrued income taxes payable                                          54,000                    -
   Dividends payable                                                    200,403              150,303
   Tenant deposits                                                        8,775                6,500
                                                                      ---------           ----------
         Total current liabilities                                      431,518              390,377
                                                                      ---------           ----------

LONG-TERM LIABILITIES
   Long-term debt, net of current maturities                            488,956              512,423
   Deferred tax liability                                                94,569               94,569
                                                                      ---------           ----------
         Total liabilities                                            1,015,043              997,369
                                                                      ---------           ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock - $0.001 par value.  5,000,000 shares
      authorized.  None issued and outstanding                                -                    -
   Common stock - $0.001 par value.  50,000,000 shares
      authorized.  5,010,084 issued and outstanding, respectively.        5,010                5,010
   Additional paid-in capital                                             9,990                9,990
   Retained earnings                                                  2,621,714            2,599,820
                                                                      ---------            ---------
         Total shareholders' equity                                   2,614,820            2,614,820
                                                                      ---------            ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $3,607,969           $3,612,189
                                                                      =========            =========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three months ended March 31, 1997 and 1996

                                                             (Unaudited)          (Unaudited)
                                                            Three months          Three months
                                                               ended                 ended
                                                              March 31,            March 31,
                                                                1997                 1996
                                                            -------------         ------------
REVENUES
   Bar and restaurant sales                                   $841,070             $876,278
   Rental income                                               110,805              104,205
                                                              --------            ---------
      Total revenues                                           951,875              980,483
                                                              --------            ---------

COST OF SALES - BAR AND
   RESTAURANT OPERATIONS                                       473,558              496,242
                                                              --------            ---------

GROSS PROFIT                                                   478,317              484,241
                                                              --------            ---------

OPERATING EXPENSES
   General and administrative expenses                         257,130              233,206
   Interest expense                                             17,291               18,639
   Depreciation and amortization                                29,452               27,085
                                                              --------            ---------
         Total operating expenses                              303,873              278,930
                                                              --------            ---------

INCOME FROM OPERATIONS                                         174,444              205,311

OTHER INCOME (EXPENSES)
   Interest and other miscellaneous                              9,566                3,259
   Gain on sale of fixed assets                                 48,499                    -
                                                             ---------            ---------

INCOME BEFORE INCOME TAXES                                     232,509              208,570

INCOME TAX (EXPENSE) BENEFIT
   Currently payable                                           (54,000)                   -
   Deferred                                                          -              (70,900)
                                                             ---------            ---------

NET INCOME                                                  $  178,509           $  137,670
                                                             =========            =========

Earnings per share of common stock outstanding              $     0.04           $     0.03
                                                             =========            =========

Weighted-average number of shares outstanding                5,010,084            5,010,084
                                                             =========            =========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 1997 and 1996

                                                                                 (Unaudited)      (Unaudited)
                                                                                 Three months     Three months
                                                                                   ended            ended
                                                                                  March 31,        March 31,
                                                                                    1997             1996
                                                                                -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                      $178,509         $137,670
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                                               29,452           27,085
         Gain on sale of fixed assets                                               (48,499)               -
         Common stock issued for consulting fees                                          -           10,000
         Interest income from shareholders capitalized as principal                 (10,683)               -
         (Increase) decrease in
            Accounts receivable - trade                                                   -           13,191
            Federal income taxes receivable                                               -            2,500
            Inventory                                                                  (556)             398
            Prepaid expenses                                                        (23,517)               -
            Deferred tax asset                                                            -           70,900
         Increase (decrease) in
            Accounts payable and other accrued liabilities                          (26,369)         (59,410)
            Income taxes payable                                                     54,000                -
                                                                                    -------          -------
Net cash provided by operating activities                                           152,337          202,334
                                                                                    -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Principal collections on note receivable                                           3,386            4,748
   Net proceeds from sale of fixed assets                                           149,374                -
   Purchases of property and equipment                                               (1,081)          (1,452)
                                                                                   --------          -------
Net cash used in investing activities                                               151,679            3,296
                                                                                    -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt                                                       (60,057)         (32,413)
   Funds advanced to shareholders and affiliates - net                                    -          (17,583)
   Dividends paid                                                                  (150,301)               -
                                                                                    -------          -------
Net cash used in financing activities                                              (210,358)         (49,996)
                                                                                    -------          -------

INCREASE IN CASH AND CASH EQUIVALENTS                                                93,658          155,634

Cash and cash equivalents at beginning of period                                    267,856          133,374
                                                                                    -------          -------

Cash and cash equivalents at end of period                                         $361,514         $289,008
                                                                                    =======          =======

                                  - Continued -

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                   Three months ended March 31, 1997 and 1996

                                                              (Unaudited)     (Unaudited)
                                                              Three months    Three months
                                                                  ended          ended
                                                                 March 31,      March 31,
                                                                   1997           1996
                                                              ------------    ------------
SUPPLEMENTAL DISCLOSURES OF
   INTEREST AND INCOME TAXES PAID

      Interest paid during the period                           $17,291         $  3,259
                                                                 ======          =======

      Income taxes paid (refunded)                             $      -         $ (2,500)
                                                                =======          =======


SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES
      Declaration of first quarter dividend at
         $0.04 and $0.03 per share, respectively               $200,401         $150,303
                                                                =======          =======




The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                           MILLION DOLLAR SALOON, INC.


                          Notes to Financial Statements


Note 1 - Basis of Presentation

Million Dollar Saloon, Inc. (Company) was incorporated under the laws of the State of Nevada on September 28, 1987. These financial statements reflect the books and records of Million Dollar Saloon, Inc. (Nevada), Million Dollar Saloon, Inc. (Texas), Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for the periods ended March 31, 1997 and 1996, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.

During interim periods, the Company follows the accounting policies set forth in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet data was derived from audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. Users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 1997.

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


Note 2 - Summary of Significant Accounting Policies

a) Accounting principles adopted during the current period
   -------------------------------------------------------

   During the first quarter of 1997, effective at the beginning of the quarter, the Company adopted Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". In accordance with the Standard, the Company adopted the policy of evaluating all qualifying assets as of the end of each reporting quarter. No adjustments for impairment were charged to operations during the first quarter of 1997.

                           MILLION DOLLAR SALOON, INC.

Note 3 - Property and equipment

   During the first quarter of 1997, the Company sold a rental property for gross cash proceeds of approximately $149,474, net of closing costs, and recognized a gain of approximately $48,499.


Note 4 - Contingencies

   The  Company   remains  the   subject  of  asserted   claims  of   employment
   discrimination filed with the Equal Employment Opportunity Commission ("EEOC"). The Company has previously responded to the charges of discrimination and replied to all EEOC requests for information. The ultimate outcome of these matters remains unknown, at this time. The Company is vigorously contesting each claim of discrimination.




                (Remainder of this page left blank intentionally)

Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

(1)   Results of Operations

Bar and restaurant operations decreased by approximately $35,000 during the first quarter of 1997 as compared to the first quarter of 1996. This decrease was related to lower convention traffic in the Dallas-Ft. Worth Metroplex during this time period, which is one of the key factors driving the Company's patronage factors. Also, due to scheduled increases, the Company experienced higher rental incomes of approximately $6,500 during this quarter as compared to the same period in the prior year.

Cost of sales decreased by approximately $23,000 during the first quarter of 1997 as compared to the same expenses for the first quarter of 1996. This decrease was directly related to lower patronage impacting variable costs related to consumable inventories, supplies and related State excise taxes. Gross profit percentages remained relatively constant at 50.2% for the first quarter of 1997 versus 49.4% for the first quarter of 1996.

Operating expenses increased by approximately $25,000 in the first quarter of 1997 versus the first quarter of 1996. This increase of approximately 9.0% relate to increases in advertising and marketing expenses to offset the decline in convention and meeting driven traffic and increase locally derived patronage and to other non-specific increases in overall administrative and office expenses. Management continues to monitor its expenditure levels to achieve optimum financial results.

Net income before income taxes, excluding the gain on the sale of fixed assets of approximately $48,000, was approximately $184,000 for the first quarter of 1997 versus approximately $209,000 for the first quarter of 1996. After-tax net income has increased by approximately $41,000 yielding earnings per share of approximately $0.04 per share for the first quarter of 1997 as compared to approximately $0.03 per share for the first quarter of 1996.

(2)   Liquidity

As of March 31, 1997, the Company has working capital of approximately $24,000 as compared to $(53,000) at March 31, 1996. The Company achieved positive cash flows from operations of approximately $152,000 for the first quarter of 1997 versus approximately $202,000 for the first quarter of 1996.

The Company has identified no significant capital requirements for the current annual period. Liquidity requirements mandated by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management.

The Company anticipates the continuance of dividend payments and paid approximately $150,000 in the first quarter of 1997 and declared a dividend of approximately $200,000 to be paid in the second quarter of 1997. Future operating liquidity, debt service and dividend payments are expected to be sustained from continuing operations. Additionally, management is of the opinion that there is additional potential availability of incremental mortgage debt and the opportunity for the sale of additional common stock through either private placements or secondary offerings.

Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Changes in Securities

   None

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

   None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MILLION DOLLAR SALOON, INC.




May     7    , 1997                          /s/ Nina J. Furrh
    ---------                               ------------------------------------
                                            Nina J. Furrh
                                            President and Director



May     7    , 1997                          /s/ Ronald W. Johnston
    ---------                               ------------------------------------
                                            Ronald W. Johnston
                                            Chief Financial Officer and Director

         Crown Casino Announces Third Quarter Results


For Immediate Release:

Dallas, Texas - Crown Casino Corporation (NASDAQ:DICE), today announced its operating results for the three and nine months ended January 31, 1997.

The Company reported the following financial information (in thousands, except per share data):

                                             Three Months Ended                  Nine Months Ended
                                                January 31,                          January 31,
                                              1997         1996                  1997         1996

Results of Operations

           Revenues                        $      -     $      -                $    -       $     -
           Net income                      $ (3,531)    $ (1,528)               $9,621       $ 8,489
           Earnings (loss) per share       $   (.34)    $   (.13)               $  .86       $   .70




                                                January 31,                           April 30,
                                                   1997                                  1996

Balance Sheet

           Total assets                          $39,627                               $39,329
           Stockholders' equity                  $36,515                               $30,153
           Shares outstanding                     10,415                                11,651



Operating results for the three months ended January 31, 1997 include an after tax loss of $3.1 million on the sale of 1,885,086 shares of Casino America, Inc. common stock. The operating results for the nine months ended January 31, 1997 include a pretax gain of $14.9 million from the sale of the Company's remaining 50% interest in St. Charles Gaming Company, Inc, ("SCGC") in May 1996. The operating results for the nine months ended January 31, 1996 include (i) a pretax gain of $21.5 million from the sale of the first 50% interest in SCGC in June 1995, and (ii) a $3.5 million loss representing the Company's equity in the net loss of SCGC.

Contact:      Edward R. McMurphy
              Crown Casino Corporation
              (972) 717-3423

March 18, 1997