Form 10QSB
period 1997-06-30
MILLION DOLLAR SALOON INC
filed 1997-08-06
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

(Mark one)
 XX    QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
---    ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                    6848 Greenville Avenue, Dallas, TX 75231
                    (Address of principal executive offices)

                                 (214) 691-6757
                           (Issuer's telephone number)


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             --   --

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 1, 1997: 5,010,084

Transitional Small Business Disclosure Format (check one): YES   NO X
                                                              --   --

                           MILLION DOLLAR SALOON, INC.

                 Form 10-QSB for the Quarter ended June 30, 1997

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

Part 1 - Item 1
Financial Statements

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1997 and December 31, 1996

                                                ASSETS
                                                ------

                                                              (Unaudited)            (Audited)
                                                                 June 30,           December 31,
                                                                   1997                1996
                                                              -----------           ------------
CURRENT ASSETS
   Cash on hand and in bank                                    $   280,208          $   267,856
   Note receivable - current portion                                21,011               21,011
   Inventory                                                        11,344               11,169
   Prepaid expenses                                                 49,958               37,718
                                                               -----------          -----------
         Total current assets                                      362,521              337,754
                                                                ----------           ----------

PROPERTY AND EQUIPMENT
   Buildings and related improvements                            1,955,132            1,969,411
   Furniture and equipment                                         757,111              762,095
   Vehicles                                                         52,728               52,728
                                                               -----------          -----------
                                                                 2,764,971            2,784,234
   Less accumulated depreciation                                (1,432,526)          (1,381,016)
                                                               -----------          -----------
                                                                 1,332,445            1,403,218
   Land                                                            741,487              816,487
                                                               -----------          -----------
         Net property and equipment                              2,073,932            2,219,705
                                                               -----------          -----------

OTHER ASSETS
   Note receivable - noncurrent portion                            116,699              126,219
   Accounts receivable from officers,
     shareholders and affiliates                                   785,401              764,576
   Organization costs, net of accumulated
     amortization of $28,666 and $19,673
     respectively                                                   46,262               55,255
   Loan costs, net of accumulated amortization
     of $11,062 and $7,902, respectively                            20,545               23,705
   Deferred tax asset                                               61,500               61,500
   Other                                                            23,475               23,475
                                                               -----------          -----------
         Total other assets                                      1,053,882            1,054,730
                                                               -----------          -----------

TOTAL ASSETS                                                    $3,490,335           $3,612,189
                                                                 =========            =========

                                  - Continued -

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                       June 30, 1997 and December 31, 1996

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


                                                                         (Unaudited)        (Audited)
                                                                           June 30,        December 31,
                                                                             1997             1996
                                                                         ------------      ------------
CURRENT LIABILITIES
   Current portion of long-term debt                                     $   122,370       $   158,960
   Accounts payable - trade                                                   19,774            15,948
   Accrued liabilities                                                        27,908            58,666
   Accrued income taxes payable                                               46,700               -
   Dividends payable                                                         100,276           150,303
   Tenant deposits                                                            11,050             6,500
                                                                        ------------      ------------
         Total current liabilities                                           328,078           390,377
                                                                        ------------      ------------

LONG-TERM LIABILITIES
   Long-term debt, net of current maturities                                 453,563           512,423
   Deferred tax liability                                                     94,569            94,569
                                                                        ------------      ------------
         Total liabilities                                                   876,210           997,369
                                                                        ------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock - $0.001 par value.  5,000,000 shares
      authorized.  None issued and outstanding                                     -                 -
   Common stock - $0.001 par value.  50,000,000 shares
      authorized.  5,010,084 issued and outstanding, respectively.             5,010             5,010
   Additional paid-in capital                                                  9,990             9,990
   Retained earnings                                                       2,610,372         2,599,820
                                                                       -------------      ------------
                                                                           2,625,372         2,614,820
   Treasury stock - at cost                                                  (11,247)                -
                                                                       -------------      ------------
         Total shareholders' equity                                        2,614,125         2,614,820
                                                                       -------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $3,490,335        $3,612,189
                                                                           =========         =========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                Six and Three months ended June 30, 1997 and 1996
                                   (Unaudited)


                                           Six months     Six months      Three months     Three months
                                             ended          ended            ended            ended
                                          June 30, 1997   June 30, 1996   June 30, 1997    June 30, 1996
                                          -------------   -------------   -------------    -------------
REVENUES
   Bar and restaurant sales               $1,772,768      $1,671,144      $   931,698        $794,866
   Rental income                             220,612         206,168          109,807         101,963
                                          ----------      ----------       ----------         -------
      Total revenues                       1,993,380       1,877,312        1,041,505         896,829
                                          ----------      ----------       ----------         -------

COST OF SALES - BAR
   AND RESTAURANT
   OPERATIONS                              1,040,515       1,016,660          567,957         520,418
                                          ----------      ----------       ----------         -------

GROSS PROFIT                                 952,865         860,652          474,548         376,411
                                          ----------      ----------       ----------         -------

OPERATING EXPENSES
   General and
      administrative expenses                520,330         479,968          263,200         246,762
   Interest expense                           34,339          58,119           17,048          39,480
   Depreciation and amortization              58,782          54,170           29,330          27,085
                                         -----------      ----------       ----------       ---------
      Total operating expenses               613,451         592,257          309,578         313,327
                                         -----------      ----------       ----------       ---------

INCOME FROM OPERATIONS                       339,414         268,395          164,970          63,084

OTHER INCOME (EXPENSES)
   Interest and other miscellaneous           20,019          25,310           10,453          22,051
   Gain on sale of fixed assets               48,499               -                -               -
                                         -----------      ----------       ----------       ---------

INCOME BEFORE
   INCOME TAXES                              407,932         293,705          175,423          85,135

INCOME TAX (EXPENSE)
   BENEFIT
   Currently payable                         (96,700)         5,105           (42,700)          5,105
   Deferred                                        -        (70,900)                -               -
                                         -----------     ----------        ----------        --------

NET INCOME                               $   311,232    $   227,910       $   132,723       $  90,240
                                          ==========     ==========        ==========        ========

Earnings per share of
   common stock outstanding                    $0.06          $0.05             $0.03           $0.02
                                                ====           ====              ====            ====

Weighted-average number
   of shares outstanding                   5,010,084      5,010,084         5,010,084       5,010,084
                                           =========      =========         =========       =========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                         Six months        Six months
                                                                           ended            ended
                                                                        June 30, 1997     June 30, 1996
                                                                        -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                             $311,232          $227,910
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                                      58,782            51,587
         Gain on sale of fixed assets                                      (48,499)                -
         Common stock issued for consulting fees                                 -            10,000
         Interest income from shareholders capitalized as principal        (20,825)                -
         (Increase) decrease in
            Accounts receivable - trade                                          -            28,550
            Federal income taxes receivable                                      -             8,520
            Inventory                                                         (175)             (514)
            Prepaid expenses                                               (12,240)                -
            Deferred tax asset and other                                         -            (5,000)
         Increase (decrease) in
            Accounts payable and other accrued liabilities                 (26,932)          (77,970)
            Tenant deposits                                                  4,550                 -
            Income taxes payable                                            46,700            70,900
                                                                          --------          --------
Net cash provided by operating activities                                  312,593           313,983
                                                                          --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Principal collections on note receivable                                  9,520             9,581
   Net proceeds from sale of fixed assets                                  149,374                 -
   Purchases of property and equipment                                      (1,731)           (2,399)
                                                                          --------          --------
Net cash used in investing activities                                      157,163             7,182
                                                                          --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal advances on notes payable                                           -           500,000
   Principal payments on notes payable                                     (95,450)          (66,913)
   Funds advanced to affiliated and shareholders - net                           -           (37,667)
   Purchase of treasury stock                                              (11,247)                -
   Dividends paid                                                         (350,707)         (150,303)
                                                                          --------           -------
Net cash used in financing activities                                     (457,404)          245,117
                                                                          --------          --------

INCREASE IN CASH AND CASH EQUIVALENTS                                       12,352           566,282
Cash and cash equivalents at beginning of period                           267,856           133,374
                                                                          --------          --------

Cash and cash equivalents at end of period                                $280,208           $699,656
                                                                           =======            =======

                                  - Continued -

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                     Six months ended June 30, 1997 and 1996
                                   (Unaudited)


                                                                  Six months        Six months
                                                                    ended             ended
                                                                 June 30, 1997     June 30, 1996
                                                                 ------------      -------------
SUPPLEMENTAL DISCLOSURES OF
   INTEREST AND INCOME TAXES PAID

      Interest paid during the period                                 $34,339          $60,702
                                                                       ======           ======

      Income taxes paid (refunded)                                    $50,000          $(8,520)
                                                                       ======           ======


SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES

      Declaration of second quarter
         dividend at $0.02 per share                                 $100,276         $      -
                                                                      =======          =======

      Acquisition of vehicle on lease payable                        $      -         $ 52,727
                                                                      =======          =======










The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                           MILLION DOLLAR SALOON, INC.

                          Notes to Financial Statements


Note 1 - Basis of Presentation

Million Dollar Saloon, Inc. (Company) was incorporated under the laws of the State of Nevada on September 28, 1987. These financial statements reflect the books and records of Million Dollar Saloon, Inc. (Nevada), Million Dollar Saloon, Inc. (Texas), Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for the periods ended June 30, 1997 and 1996, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.

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


Note 4 - Contingencies

     The Company remains the subject of asserted claims of employment discrimination filed with the Equal Employment Opportunity Commission ("EEOC"). The Company has previously responded to the charges of discrimination and replied to all EEOC requests for information. The Company vigorously contested each claim of discrimination.

     During the second quarter of 1997, the statutory period for filing of administrative claims or litigation passed with no action instigated taken by either the EEOC or the individuals making the employment discrimination assertions. Accordingly, no further action may be taken against the Company related to this matter.




                (Remainder of this page left blank intentionally)

Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

(1) Results of Operations Bar and restaurant operations increased by approximately $100,000 for the first six months of 1997 as compared to the six months of 1996. During the second quarter, management instituted new controls over bar inventories and the Company experienced increased traffic due to the completion and opening of a new mass transit rail station near the Company's adult entertainment operation. This increase was mitigated by lower convention traffic in the Dallas-Ft. Worth Metroplex during this time period, which is one of the key factors contributing to the Company's patronage factors. Additionally, due to scheduled increases, the Company experienced higher rental incomes of approximately $12,000 during this quarter as compared to the same period in the prior year.

Cost of sales increased by approximately $24,000 during the first six months of 1997 as compared to the same expenses for the same period in 1996. This increase is related to increased sales impacting variable costs related to consumable inventories, supplies and related State excise taxes, principally during the second quarter. Gross profit percentages increased slightly to 47.8% for the first six months of 1997 versus 45.8% for the first six months of 1996. This increase relates directly to the new management controls over bar inventories. These cost versus sales relationships are anticipated by management to remain stable for the remainder of 1997.

Operating expenses increased by approximately $21,000 in the first six months of 1997 versus the first six months of 1996. This increase of approximately 9.0% relate to increases in advertising and marketing expenses to offset the decline in convention and meeting driven traffic and increase locally derived patronage and to other nonspecific increases in overall administrative and office expenses. Management continues to monitor its expenditure levels to achieve optimum financial results.

Net income before income taxes, excluding the gain on the sale of fixed assets of approximately $48,000, was approximately $359,000 for the first six months of 1997 versus approximately $294,000 for the first six months of 1996. After-tax net income has increased by approximately $83,000 yielding earnings per share of approximately $0.06 per share for the first six months of 1997 as compared to approximately $0.05 per share for the first six months of 1996.

(2)   Liquidity
As of June 30, 1997, the Company has working capital of approximately $34,000 as compared to $24,000 at June 30, 1996. The Company achieved positive cash flows from operations of approximately $312,600 for the first six months of 1997 versus approximately $314,000 for the first six months of 1996.

The Company has identified no significant capital requirements for the current annual period. Liquidity requirements mandated by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management.

The  Company   anticipates  the  continuance  of  dividend   payments  and  paid
approximately $350,000 in the first six months of 1997 and declared a dividend of approximately $100,000 to be paid in the third quarter of 1997. Future operating liquidity, debt service and dividend payments are expected to be sustained from continuing operations. Additionally, management is of the opinion that there is additional potential availability of incremental mortgage debt and the opportunity for the sale of additional common stock through either private placements or secondary offerings.

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

                                                     MILLION DOLLAR SALOON, INC.




August 4, 1997                                       /s/ Nina J. Furrh
                                                    ----------------------------
                                                                   Nina J. Furrh
                                                          President and Director



August 4, 1997                                     /s/ Ronald W. Johnston
                                                   -----------------------------
                                                              Ronald W. Johnston
                                            Chief Financial Officer and Director