Form 10QSB
period 1997-09-30
MILLION DOLLAR SALOON INC
filed 1997-10-30
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


(Mark one)
      XX   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------  ACT OF 1934


                For the quarterly period ended September 30, 1997

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 28, 1997: 5,218,500

Transitional Small Business Disclosure Format (check one):    YES       NO X

                           MILLION DOLLAR SALOON, INC.

              Form 10-QSB for the Quarter ended September 30, 1997

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

Part 1 - Item 1 - Financial Statements


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1997 and December 31, 1996

                                     ASSETS

                                                                    (Unaudited)    (Audited)
                                                                   September 30,  December 31,
                                                                         1997           1996
                                                                                    -----------
CURRENT ASSETS
   Cash on hand and in bank                                          $   266,738    $   267,856
   Note receivable - current portion                                      21,011         21,011
   Inventory                                                              10,743         11,169
   Prepaid expenses                                                       63,424         37,718
                                                                     -----------    -----------

         Total current assets                                            361,916        337,754
                                                                     -----------    -----------


PROPERTY AND EQUIPMENT
   Buildings and related improvements                                  1,955,132      1,969,411
   Furniture and equipment                                               757,111        762,095
   Vehicles                                                               52,728         52,728
                                                                     -----------    -----------
                                                                       2,764,971      2,784,234
   Less accumulated depreciation                                      (1,455,778)    (1,381,016)
                                                                     -----------    -----------
                                                                       1,309,193      1,403,218
   Land                                                                  741,487        816,487
                                                                     -----------    -----------

         Net property and equipment                                    2,050,680      2,219,705
                                                                     -----------    -----------


OTHER ASSETS
   Note receivable - noncurrent portion                                  111,134        126,219
   Accounts receivable from officers,  shareholders and affiliates       795,542        764,576
   Organization costs, net of accumulated amortization
      of $33,162 and $19,673, respectively                                41,766         55,255
   Loan costs, net of accumulated amortization of
       $12,642 and $7,902, respectively                                   18,965         23,705
   Deferred tax asset                                                     61,500         61,500
   Other                                                                  23,475         23,475
                                                                     -----------    -----------

         Total other assets                                            1,052,382      1,054,730
                                                                     -----------    -----------

TOTAL ASSETS                                                         $ 3,464,978    $ 3,612,189
                                                                     ===========    ===========

                                  - Continued -

The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               3


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                    September 30, 1997 and December 31, 1996

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          (Unaudited)     (Audited)
                                                          September 30,  December 31,
                                                               1997           1996
                                                          ------------   ------------
CURRENT LIABILITIES
   Current portion of long-term debt                       $   122,370    $   158,960
   Accounts payable - trade                                     20,120         15,948
   Accrued liabilities                                          24,619         58,666
   Dividends payable                                            78,280        150,303
   Tenant deposits                                              13,325          6,500
                                                           -----------    -----------

         Total current liabilities                             258,714        390,377
                                                           -----------    -----------


LONG-TERM LIABILITIES
   Long-term debt, net of current maturities                   416,756        512,423
   Deferred tax liability                                       94,569         94,569
                                                           -----------    -----------

         Total liabilities                                     770,039        997,369
                                                           -----------    -----------



COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
   Preferred stock - $0.001 par value.  5,000,000 shares
      authorized.  None issued and outstanding                    --             --
   Common stock - $0.001 par value.  50,000,000 shares
      authorized.  5,218,500 and 5,010,084 issued
      and outstanding, respectively                              5,219          5,010
   Additional paid-in capital                                    9,781          9,990
   Retained earnings                                         2,691,186      2,599,820
                                                           -----------    -----------
                                                             2,706,186      2,614,820
   Treasury stock - at cost                                    (11,247)          --
                                                           -----------    -----------

         Total shareholders' equity                          2,694,939      2,614,820
                                                           -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 3,464,978    $ 3,612,189
                                                           ===========    ===========



The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               4



                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             Nine and Three months ended September 30, 1997 and 1996
                                   (Unaudited)


                                        Nine months    Nine months     Three month    Three months
                                          ended          ended            ended          ended
                                        September 30,  September 30,   September 30,  September 30,
                                            1997           1996           1997           1996
REVENUES                                 -----------    -----------    -----------    -----------
   Bar and restaurant sales              $ 2,605,627    $ 2,473,541    $   832,859    $   802,397
   Rental income                             330,417        313,029        109,805        106,861
                                         -----------    -----------    -----------    -----------
      Total revenues                       2,936,044      2,786,570        942,664        909,258
                                         -----------    -----------    -----------    -----------

COST OF SALES - BAR AND
   RESTAURANT OPERATIONS                   1,507,790      1,480,391        467,275        463,731
                                         -----------    -----------    -----------    -----------

GROSS PROFIT                               1,428,254      1,306,179        475,389        445,527
                                         -----------    -----------    -----------    -----------

OPERATING EXPENSES
   General and administrative expenses       782,376        732,812        262,046        252,844
   Interest expense                           49,976         73,664         15,637         15,545
   Depreciation and amortization              87,110         85,651         28,328         31,481
                                         -----------    -----------    -----------    -----------
      Total operating expenses               919,462        892,127        306,011        299,870
                                         -----------    -----------    -----------    -----------

INCOME FROM OPERATIONS                       508,792        414,052        169,378        145,657

OTHER INCOME (EXPENSES)
   Interest and other miscellaneous           38,035         48,167         18,016         22,857
   Gain on sale of fixed assets               48,499           --             --             --
                                         -----------    -----------    -----------    -----------

INCOME BEFORE
   INCOME TAXES                              595,326        462,219        187,394        168,514

INCOME TAX (EXPENSE) BENEFIT
   Currently payable                        (125,000)          --          (28,300)        (5,105)
   Deferred                                     --          (70,900)          --             --
                                         -----------    -----------    -----------    -----------

NET INCOME                               $   470,326    $   391,319    $   159,094    $   163,409
                                         ===========    ===========    ===========    ===========

Earnings per share of
   common stock outstanding              $      0.09    $      0.08    $      0.03    $      0.03
                                         ===========    ===========    ===========    ===========

Weighted-average number
   of shares outstanding                   5,018,406      5,010,084      5,034,780      5,010,084
                                         ===========    ===========    ===========    ===========


The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               5




                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                      Nine months   Nine months
                                                                         ended        ended
                                                                     September 30,  September 30,
                                                                          1997         1996
                                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                         $ 470,326    $ 391,319
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                                   87,110      103,433
         Gain on sale of fixed assets                                   (48,499)        --
         Common stock issued for consulting fees                           --         10,000
         Interest income from shareholders capitalized as principal     (30,966)        --
         (Increase) decrease in
            Federal income taxes receivable                                --          8,520
            Inventory                                                       426         (903)
            Prepaid expenses                                            (25,706)      11,361
            Deferred tax asset and other                                   --         65,900
         Increase (decrease) in
            Accounts payable and other accrued liabilities              (29,875)     (78,420)
            Tenant deposits                                               6,825         --
            Income taxes payable                                           --           --
                                                                      ---------    ---------
Net cash provided by operating activities                               429,641      511,210
                                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Principal collections on note receivable                              15,085       12,857
   Net proceeds from sale of fixed assets                               150,374         --
   Purchases of property and equipment                                   (1,731)      (3,981)
                                                                      ---------    ---------
Net cash used in investing activities                                   163,728        8,876
                                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal advances on notes payable                                     --        500,000
   Principal payments on notes payable                                 (132,257)    (103,065)
   Funds advanced to affiliated and shareholders - net                     --        (47,809)
   Purchase of treasury stock                                           (11,247)        --
   Dividends paid                                                      (450,983)    (225,453)
                                                                      ---------    ---------
Net cash used in financing activities                                  (594,487)     123,673
                                                                      ---------    ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                    (1,118)     643,759
Cash and cash equivalents at beginning of period                        267,856      133,374
                                                                      ---------    ---------
Cash and cash equivalents at end of period                            $ 266,738    $ 777,133
                                                                      =========    =========


                                                   - Continued -

The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               6

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                  Nine months ended September 30, 1997 and 1996
                                   (Unaudited)

                                                     Nine months   Nine months
                                                      ended          ended
                                                     September 30  September 30,
                                                         1997         1996
SUPPLEMENTAL DISCLOSURES OF                          ------------  ------------
   INTEREST AND INCOME TAXES PAID

      Interest paid during the period                $ 49,976       $ 48,167
                                                     ========       ========
      Income taxes paid (refunded)                   $125,000       $ (8,520)
                                                     ========       ========


SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES

      Declaration of third quarter
         dividend at $0.015 per share                $ 78,279       $   --
                                                     ========       ========

      Acquisition of vehicle on lease payable        $     --       $ 52,727
                                                     ========       ========





The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                           MILLION DOLLAR SALOON, INC.

                          Notes to Financial Statements


Note 1 - Basis of Presentation

Million Dollar Saloon, Inc. (Company) was incorporated under the laws of the State of Nevada on September 28, 1987. These financial statements reflect the books and records of Million Dollar Saloon, Inc. (Nevada), Million Dollar Saloon, Inc. (Texas), Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for the periods ended September 30, 1997 and 1996, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.

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


Note 4 - Contingencies

   The Company was  previously  the  subject of  asserted  claims of  employment discrimination filed with the Equal Employment Opportunity Commission ("EEOC"). The Company has previously responded to the charges of discrimination and replied to all EEOC requests for information. The Company vigorously contested each claim of discrimination.

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




                (Remainder of this page left blank intentionally)

Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

(1)   Results of Operations

Bar and restaurant operations increased by approximately $132,000 for the first nine months of 1997 as compared to the first nine months of 1996. During the second quarter of 1997, management instituted new controls over bar inventories and the Company experienced increased traffic due to the completion and opening of a new mass transit rail station near the Company's adult entertainment operation. This increase was mitigated by lower convention traffic in the Dallas-Ft. Worth Metroplex during this time period, which is one of the key factors contributing to the Company's patronage factors. Additionally, due to scheduled increases, the Company experienced higher rental incomes of approximately $17,000 during this quarter as compared to the same period in the prior year.

Cost of sales increased by approximately $27,000 during the first nine months of 1997 as compared to the same expenses for the same period in 1996. This increase is related to increased sales impacting variable costs related to consumable inventories, supplies and related State excise taxes, principally during the second quarter. Gross profit percentages increased slightly to 48.7% for the first nine months of 1997 versus 46.9% for the first nine months of 1996. This increase relates directly to the new management controls over bar inventories. These cost versus sales relationships are anticipated by management to remain stable for the remainder of 1997.

General and administrative expenses increased by approximately $50,000 in the first nine months of 1997 versus the first nine months of 1996. This increase relates to increases in advertising and marketing expenses to offset the decline in convention and meeting driven traffic and increase locally derived patronage and increased legal and accounting fees related to preliminary investigations of potential merger and/or acquisition candidates. The Company has not identified any suitable merger or acquisition candidates as a result of the preliminary investigations. Management continues to monitor its expenditure levels to achieve optimum financial results.

Net income before income taxes, excluding the gain on the sale of fixed assets of approximately $48,000, was approximately $547,000 for the first nine months of 1997 versus approximately $462,000 for the first nine months of 1996. After-tax net income has increased by approximately $79,000 yielding earnings per share of approximately $0.09 per share for the first nine months of 1997 as compared to approximately $0.08 per share for the first nine months of 1996.

(2)   Liquidity

As of September 30, 1997, the Company has working capital of approximately $103,000 as compared to $112,000 at September 30, 1996. The Company achieved positive cash flows from operations of approximately $430,000 for the first nine months of 1997 versus approximately $511,000 for the first nine months of 1996.

The Company has identified no significant capital requirements for the current annual period. Liquidity requirements mandated by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management.

The  Company   anticipates  the  continuance  of  dividend   payments  and  paid
approximately $451,000 through the first nine months of 1997 and declared a dividend of approximately $78,000 to be paid in the fourth quarter of 1997. Future operating liquidity, debt service and dividend payments are expected to be sustained from continuing operations. Additionally, management is of the opinion that there is additional potential availability of incremental mortgage debt and the opportunity for the sale of additional common stock through either private placements or secondary offerings.


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

                                                     MILLION DOLLAR SALOON, INC.




October    28   , 1997                            /s/ Nina J. Furrh
        --------                             -----------------------------------
                                                                   Nina J. Furrh
                                                          President and Director



October    28   , 1997                           /s/ Ronald W. Johnston
        --------                            ------------------------------------
                                                              Ronald W. Johnston
                                            Chief Financial Officer and Director