Form 10KSB
period 1997-12-31
MILLION DOLLAR SALOON INC
filed 1998-03-17
CIK 1002396

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 FOR THE
                       FISCAL YEAR ENDED DECEMBER 31, 1997

                         Commission File Number: 0-27450

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


                                                          Name of Each Exchange
Title of Each Class                                       on which Registered
     N/A                                                         N/A

          Securities registered pursuant to 12(g) of the Exchange Act:

                               Title of Each Class
                          Common Stock, $.001 par value

     Check  whether  the issuer (i) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     The issuer's revenues for the fiscal year ended December 31, 1997 were $3,569,784. The aggregate market value of common stock held by non-affiliates of the issuer at February 15, 1998, based upon the closing bid price on The OTC Electronic Bulletin Board on said date, was approximately $1,735,440. As of March 13, 1998, there were 5,409,451 shares of the issuer's common stock outstanding.

                       Documents Incorporated by Reference

     No documents, other than certain exhibits, have been incorporated by reference into this report.


                                TABLE OF CONTENTS


                                                                                 PAGE
PART I                                                                           ----

    Item 1.  Description of Business............................................   3

    Item 2.  Properties.........................................................   9

    Item 3.  Legal Proceedings..................................................  10

    Item 4.  Submission of Matters to a Vote of Security-Holders................  10


PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters...........  11

    Item 6.  Management's Discussion and Analysis of Plan of Operation..........  12

    Item 7.  Financial Statements...............................................  14

    Item 8.  Changes in and Disagreements With Accountants on Accounting and
                  Financial Disclosure..........................................  15


PART III

    Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.............  15

    Item 10. Executive Compensation.............................................  16

    Item 11. Security Ownership of Certain Beneficial Owners and Management.....  17

    Item 12. Certain Relationships and Related Transactions.....................  17

    Item 13. Exhibits and Reports on Form 8-K...................................  17



                                     PART I

CAUTION REGARDING FORWARD-LOOKING INFORMATION

     This annual report contains certain forward-looking statements and information relating to the Company (as hereinafter defined) that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

ITEM 1.    DESCRIPTION OF BUSINESS

     Million Dollar Saloon, Inc. (the "Company") was initially incorporated in the State of Nevada on September 28, 1987 as Goodheart Ventures, Inc. The Company was relatively inactive from 1991 to 1995. Since 1995, the Company has sought potential business opportunities through either purchase, acquisition or merger transactions.

     In connection with its business strategy, the Company in 1995 identified the Million Dollar Saloon, Inc., a Texas corporation ("MDS-TX"), as a suitable candidate for merger (the "MDS-TX Merger"). In September 1995, the Company's stockholders approved (a) a one-for-12 reverse split of the Company's outstanding common stock, par value $.001 per share (the "Common Stock"), which was completed prior to the effective date of the MDS-TX Merger, (b) the merger agreement with MDS-TX, and (c) amending the Company's Articles of Incorporation to authorize (i) a class of preferred stock, (ii) a change in the name of the Company from Goodheart Ventures, Inc. to Million Dollar Saloon, Inc., (iii) the limitation of the liability of the Company's directors, and (iv) the indemnification of the Company's officers and directors under certain circumstances. The MDS-TX Merger was completed and deemed effective on October 5, 1995.

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

     As a result of the MDS-TX Merger, Furrh, Lex and Don became wholly-owned subsidiaries of the Company. Tempo remains a wholly-owned subsidiary of Furrh. Unless otherwise indicated, the "Company" refers to the Company, each of its wholly-owned subsidiaries and Tempo.

     The Company is based in Dallas, Texas and currently conducts business in two distinct areas:

     o    Owning and operating an adult cabaret.

     o    Owning and managing income producing commercial real estate.

Adult Cabaret

     General. The Company, through Tempo, owns and operates an adult cabaret in Dallas, Texas under the name "The Million Dollar Saloon." The Million Dollar Saloon opened in 1982 with the intent of establishing a sophisticated entertainment environment focused on attracting a professional clientele. To enhance the club's appeal to its target market, The Million Dollar Saloon offers first-class restaurant and bar service conducive to attracting businessmen and out-of-town convention clientele. The Company is currently exploring the expansion of the adult cabaret segment of its business by establishing additional Million Dollar Saloons or acquiring and operating similar facilities in selected cities. As of the date of this report, no specific locations have been identified.

     Female Entertainment. The entertainers at The Million Dollar Saloon must follow management's policy of high personal appearance and personality standards. A performer's physical appearance and her ability to present herself attractively and to converse intelligently with customers is very important to management. Management insists that the performers at The Million Dollar Saloon be experienced dancers. The performers dance on the main stage or on small stages throughout the club. While their performances include topless dancing, management insists that performers wear elegant attire when not dancing, as opposed to being scantily dressed as in many other adult cabarets. Management never allows full nudity in the club. Management provides performers with guidelines for the manner of dress, hairstyle, makeup and general demeanor. Guidelines are imposed to maintain a high standard of professionalism among the performers and to ensure that they always maintain a pleasant, congenial demeanor. Further, management evaluates each performer's appearance and performance on a nightly basis and advises them if their dress, makeup, hairstyle, general appearance or demeanor does not meet the Company's standards. Though these policies have the effect of limiting the number of performers who are permitted to dance at The Million Dollar Saloon, the Company believes that its policy of maintaining these high standards is in its best interest for long-term market position. Entertainers who have performed at The Million Dollar Saloon have been featured in various leading men's entertainment magazines.

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

Future Expansion

     The Company has not determined the precise locations or nature of its future expansion, but it believes, based upon its experience, that opportunities for expansion exist. The Company may expand through the acquisition of sports bars and casual clubs that would not use the trademark "The Million Dollar Saloon." In determining which cities may be suitable locations for expansion, a variety of factors will be considered, including the local regulatory environment, the availability of sites in high traffic commercial areas suitable for conversion to The Million Dollar Saloon style cabarets, sports bars or casual clubs, potential competition in the area, market conditions and profitability of other similar establishments in the target city.

Competition

     The adult entertainment nightclub industry is highly competitive with respect to price, service, location, and the professionalism of its entertainment. The Million Dollar Saloon competes with many locally-owned adult cabarets in Dallas, Texas, certain of which may enjoy recognition that equals that of The Million Dollar Saloon. While there may be local governmental restrictions on the location of a so-called "sexually oriented business", there are no barriers to entry into the adult cabaret market. There are in excess of 30 adult cabarets located in the Dallas, Texas metropolitan area of which three are in direct competition with the Company. The Company believes that the combination of its existing name recognition and its distinctive and unique entertainment environment will allow the Company to effectively compete within this industry.

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

     Beyond various regulatory requirements affecting the sale of alcoholic beverages, the location of an adult cabaret is subject to restriction by city ordinance. The Company is subject to "The Sexually Oriented Business Ordinance" of Dallas, Texas (the "Ordinance") which contains prohibitions on the location of an adult cabaret. The prohibitions deal generally with distance from schools, churches, and other sexually oriented businesses and contain restrictions based on the percentage of residences within the immediate vicinity of the sexually oriented business. The granting of a Sexually Oriented Business Permit ("Business Permit") is not subject to discretion; the Business Permit must be granted if the proposed operation satisfies the requirements of the Ordinance. The Company has held a Business Permit since passage of the Ordinance. The Business Permit is valid for a period of one year and is renewable by application of the permit holder subject to a hearing. On June 11, 1997, the City of Dallas denied the Company's application for a Business Permit. The Company's appeal of the decision was also denied on January 22, 1998. The Company, on February 2, 1998, obtained an injunction against the City of Dallas prohibiting the City from deeming the Company's Business Permit as expired until a trial on the merits could be held, which trial is scheduled to commence on June 12, 1998. See "Legal Proceedings."

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

Employees and Independent Contractors

     As of  December  31,  1997,  the  Company had  approximately  70  full-time employees, of which 12 were in management positions, including corporate and administrative operations and approximately 58 were engaged in food and beverage service, including bartenders and waitresses. Entertainers numbered approximately 130 full and part time. None of the Company's employees are represented by a union and the Company considers its employee relations to be good.

     In contrast to prevailing industry treatment of entertainers as independent contractors, the Company classifies its entertainers as employees for both federal income tax purposes and compliance with the Fair Labor Standards Act. By classifying its entertainers as employees, they are subject to the income tax withholding provisions of the Internal Revenue Code and under the Federal Insurance Contributions Act and the Federal Unemployment Tax Act, the Company avoids the imposition of penalties for failure to comply with such requirements.

Insurance

     The Company maintains insurance in amounts it considers adequate for personal injury and property damage. The Company also maintains personal injury liquor liability insurance since the Company may be exposed to potential liabilities that may be imposed pursuant to the Texas "Dram Shop" statute or similar "Dram Shop" statutes or common law theories of liability in other states where the Company may expand. The Texas "Dram Shop" statute provides a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person if it was apparent to the server that the individual being sold, served or provided with an alcoholic beverage was obviously intoxicated to the extent that he presented a clear danger to himself and others. An employer is not liable for the actions of an employee who wrongfully serves an individual if (i) the employer requires its employees to attend a seller training program approved by the TABC; (ii) the employee has actually attended such a training program; and
(iii) the employer has not directly or indirectly encouraged the employee to violate the law. It is the policy of the Company to require that all servers of alcohol, including management, be certified every two years as servers under a training program approved by the TABC. Certification gives statutory immunity to the sellers of alcohol from damage caused to third parties by those who have consumed alcoholic beverages at such establishment pursuant to the Texas Alcoholic Beverage Code.

Income Producing Commercial Real Estate

     The Company owns three income producing commercial properties which house adult entertainment nightclubs in the Dallas-Fort Worth geographic region. Management is of the opinion that all properties are adequately covered by insurance. One facility is Company operated and the other two are subject to long-term lease agreements and operated by other non-affiliated third-party operators.

     The Company operated facility is located at 6826 Greenville Avenue in Dallas, Texas and houses The Million Dollar Saloon. The facility consists of a 9,750 square foot building located on an approximate 25,500 square foot tract of land fronting a major traffic artery in North Central Dallas. The property is owned by Furrh and is subject to a lien also covering the other leased properties in connection with a $750,000 long-term note, dated September 22, 1995, payable to a lending institution. See "Properties" and Note F to the Company's Financial Statements beginning on page F-1 hereof.

     The remaining two properties are leased to unrelated independent operators which also operate adult entertainment nightclubs in the facilities. All of the properties are stand-alone structures and, accordingly, are 100% occupied with a single tenant. All properties are physically located in geographic areas suitable for their current use. There exist facilities which could be similarly used in the same geographic area as the Company's properties. The effective rentals vary between locations because of desirability and attractiveness of locations. See "Properties."

     The Company is currently seeking additional financing from private investors to provide funds for acquisitions and renovation and remodeling of existing facilities. There is no assurance that the Company will be able to obtain such financing or, if obtained, that it will be on favorable terms to the Company.

Risk Factors

     Certain of the statements contained in this Annual Report on Form 10-KSB are forward looking statements that involve risks and uncertainties. Such statements are subject to important factors that could cause actual results to differ materially, including the following risk factors:

     Risk of Adult Cabaret Operations. The adult entertainment, restaurant and bar industry is a volatile industry. The industry tends to be sensitive to the general local economy. When local economic conditions are prosperous, entertainment industry revenues increase, conversely, when local economic conditions are unfavorable, entertainment industry revenues decline. Customers who frequent adult cabarets generally follow trends in personal preferences. The Company continuously monitors trends in its customers' tastes and entertainment preferences so that, if necessary, it can change its operations and services to accommodate the changes in trends. Any significant decline in general corporate conditions or the economy that affect consumer spending could have a material adverse effect on the Company's business.

     Risk of Inadequate Financial Controls. A significant part of the revenues earned by the Company through its adult cabaret operations is collected in cash by full and part-time employees. Comprehensive financial controls are required to minimize the potential loss of revenue through theft or misappropriation of cash. To the extent that these controls are not structured or executed properly, significant cash revenues could be lost and profitability of the Company impaired. The Company believes that it has implemented significant cash controls, including separating management personnel from actually handling cash and utilizing a combination of accounting and physical inventory control devices to deter theft and to ensure a high level of security within its accounting practices and procedures.

     Competition Within the Industry. The adult topless club entertainment business is highly competitive with respect to price, service, location and the professionalism of entertainment. The Million Dollar Saloon competes in Dallas, Texas with a number of locally-owned adult cabarets, some of whose names may enjoy recognition that equals that of The Million Dollar Saloon. Although the Company believes that it will be able to compete successfully, there can be no assurance that the Company will be able to maintain its high level of name recognition and prestige within the marketplace. The Company's success depends on maintaining a high quality of female entertainers and waitresses. Competition for topless entertainers in the adult entertainment business is intense. The lack of availability of quality, personable, attractive entertainers or the Company's inability to attract and retain other key employees, such as kitchen personnel and bartenders, could adversely affect the business of the Company.

     Dependence upon Company's Ability to Manage Growth and Expansion. The Company's ability to manage its growth, if any, will require it to continue to improve and expand its management, operational and financial systems and controls. Any measurable growth in the Company's business will result in additional demands on its management, administrative, operation, financial and technical resources. There can be no assurance that the Company will be able to successfully address these additional demands. There also can be no assurance that the Company's operating and financial control systems will be adequate to support its future operations and anticipated growth. Failure to manage the Company's growth properly could have a material adverse effect upon the Company's business, financial condition and results of operations. The Company may also seek potential acquisitions that could complement or expand the Company's business. In the event the Company were to identify an appropriate acquisition candidate, there is no assurance that the Company would be able to successfully negotiate, finance or integrate such acquired properties or businesses into current operations. Furthermore, such an acquisition could cause a diversion of management's time and resources. There can be no assurance that a given acquisition, when consummated, would not materially adversely effect the Company's business and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Permits Relating to the Sale of Alcohol and Operation of Sexually Oriented Business. The Company has never been the subject of a protest hearing against the renewal of its Permits. However, on June 11, 1997, and again on appeal on January 22, 1998, the City of Dallas denied the Company's application for a Business Permit. The Company on February 2, 1998 obtained an injunction against the City of Dallas to prevent the City from deeming the Company's existing Business Permit as expired until a trial on the merits was completed, which trial is scheduled for June 1998. There can be no assurance that protests will not be made in the future, nor can there be any assurance that any future Permits or Business Permits will be granted in the event any future protests are made. Other state and local governments may have similar laws which may limit the availability of a permit to sell alcoholic beverages or operate a sexually oriented business. The temporary or permanent suspension or revocations of the Company's Permits or the Business Permit or the inability to obtain permits in areas of expansion would have a material adverse effect on the revenues, financial condition and results of operations of the Company. See "Legal Proceedings."

     Limitations on Protection of Service Marks. Rights of the Company to the trade name "The Million Dollar Saloon" were purchased. No assurance can be given that steps taken by the Company to protect its trade name will be adequate to deter misappropriation of its protected intellectual property rights. Litigation may be necessary in the future to protect the Company's rights from infringement, which may be costly and timeconsuming. The loss of the intellectual property rights owned or claimed by the Company could have a material adverse effect on the Company.

ITEM 2.   PROPERTIES

     The Company maintains its corporate office at 6848 Greenville Avenue in Dallas, Texas. The corporate office is comprised of approximately 2,700 square feet and is subject to a monthly rental payment of approximately $3,500 under the terms of a lease agreement which expires in October 1998. Based on current local market conditions and available information, management is of the belief that it will either be able to renew the existing lease upon expiration or relocate to a comparable location at a comparable cost.

     The Company owns three facilities which operate as adult cabarets in the Dallas-Fort Worth geographic region. Management is of the opinion that all properties are adequately covered by insurance. One facility is Company operated and the other two are subject to long-term lease agreements and operated by unrelated third-party operators.

     The Company operated facility is located at 6826 Greenville Avenue in Dallas, Texas. The facility consists of a 9,750 square foot building located on an approximate 25,500 square foot tract of land fronting a major traffic artery in North Central Dallas. The property is subject to a lien covering this and two additional properties in connection with a $750,000 long-term note, dated September 22, 1995, payable to a lending institution.

     The remaining two properties are leased to unrelated independent operators which also operate adult cabarets in these facilities. All of the properties are stand-alone structures and, accordingly, are 100% occupied with a single tenant. All properties are physically located in geographic areas suitable for their current use. The lease rental amounts are based upon the location and physical condition of the respective property.

     The Company is currently seeking additional financing from private investors to provide funds for acquisitions and renovation and remodeling of existing facilities. There is no assurance that the Company will be able to obtain such financing or, if obtained, that it will be on favorable terms to the Company.

     The following is a summary of the terms, conditions and operating parameters of the two properties being leased from the Company:



                                                         Owning Entity and Location/Address
                                         ------------------------------------------------------------------
                                             Corporation Lex                              Don, Inc.
                                         3021 Northwest Highway                    3601 State Highway 157
                                              Dallas, Texas                          Fort Worth, Texas
                                         -----------------------------          ---------------------------

Square footage
  Building                                          8,550                            4,850
  Total tract                                      37,162                           60,398
Mortgages                                            (1)                              (1)
Lease expiration                                  May 2002                         August 1998
Scheduled rentals                       $4,250 per week through 5/25/99       $3,500 per week from
                                        $4,750 per week from 5/26/99         8/16/95 through 8/15/98
                                               through 5/23/02
Effective annual rental per square foot
   (total lease term)                             $24.33                            $32.14
Gross book basis (including land)                $1,232,548                        $138,429
Net book basis (including land)                   $989,466                          $63,667
Federal income tax basis
   (excluding land)                               $221,298                         $128,429
Depreciation method and life                     SL-19 yrs.                      ACRS-15 yrs.
Ad valorem tax rate per $100 of valuation           $2.56                            $3.10
1997 Ad valorem taxes                              $9,100                           $6,478


--------------------
(1) Both properties are subject to a lien incurred in connection with a $750,000 long-term note, dated September 22, 1995, payable to a lending institution. The note bears interest at 11.0% and is payable in monthly installments of approximately $16,369, including interest. The final payment is due in September 2000. The note may be prepaid at any time and any prepayment must be accompanied by a "yield maintenance fee" equal to 2% if prepaid between September 1, 1997 and August 31, 1998 and 1% if prepaid between September 1, 1998 and August 31, 1999.

ITEM 3.  LEGAL PROCEEDINGS

     The Company may from time to time be a party to various legal actions arising in the ordinary course of its business.

     During 1996, the Company was the subject of asserted claims of employment discrimination filed with the Equal Employment Opportunity Commission ("EEOC"). The Company responded to the charges of discrimination and replied to all EEOC requests for information. The Company vigorously contested each claim of discrimination. During the second quarter of 1997, the statutory period for filing of administrative claims or litigation passed with no action instigated by either the EEOC or the individuals making the employment discrimination assertions. However, there can be no assurance that the Company will not be subject to future claims by the EEOC or any other governmental agencies relating to its employees or operation of its business.

     In May 1997, the Company filed an application with the City of Dallas for renewal of its Business Permit. On June 11, 1997, the City of Dallas denied the application for said permit as the City contended that the Company's location was located within 1,000 feet of a residence district, as prohibited by city ordinance. The Company in turn filed a request for an exemption from the locational restrictions contending (i) the location of the Million Dollar Saloon did not have a detrimental effect on nearby properties or is contrary to the public safety or welfare, (ii) the granting of the exemption did not violate the spirit or intent of the city ordinance and (iii) the location of the Million Dollar Saloon did not downgrade the property values or quality of life in the adjacent areas. On January 22, 1998, an appeal was heard by the City's Permit and License Appeals Board, with the Company's appeal being denied. On January 23, 1998, the Company filed suit in the District Court of Dallas County, 298th Judicial District, under Cause No. DV98-00614 (the "Lawsuit"), alleging that the City of Dallas improperly denied the Company's application for a Business Permit in light of the exemptions afforded under Dallas City Code ss. 41A-14. In the Lawsuit, the Company also sought injunctive relief in order to restrain the City of Dallas from enforcing the Sexually Oriented Business Code against the Company. On January 23, 1998, the Company received a temporary restraining order against the City of Dallas such that the City could not treat the Company's Business Permit as expired. Subsequently, on February 2, 1998, the court entered a temporary injunction ordering that the City of Dallas desist and refrain from treating the Company's Business Permit as expired until a trial on the merits of the matter could be held, with said trial being scheduled for June 12, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     During the fourth quarter of fiscal 1997, the Company held its annual shareholders meeting. The following matters were submitted to a vote of the security-holders, through solicitation of proxies or otherwise:

     Election of Directors. On the matter of the election of directors, the following nominees received the following votes for election and were elected as directors of the Company:


                    Nominee                         For            Withheld
     --------------------------------          -------------    --------------

     Nina J. Furrh                               2,986,096         102,000
     Bjorn Heyerdahl(1)                          2,986,096         102,000
     Dewanna Ross                                2,986,096         102,000
     Ronald W. Johnston                          2,986,096         102,000
     Sharon Furrh                                2,986,096         102,000
-------------------------
(1) Mr. Heyerdahl resigned as an officer and director of the Company in February 1998. He continues to serve the Company as a business consultant. He will be responsible for locating and evaluating potential domestic and international acquisition opportunities for the Company. He will be paid fees from time to time based on performance and as approved by the Board of Directors. See "Part III - Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

     Ratification of Selection of Accountants. On the matter of ratification of the selection of S.W. Hatfield & Associates as independent public accountants of the Company for fiscal 1997, the Company's stockholders approved the selection as follows:


                                       Votes
       -------------------------------------------------------------------------

            For                       Against                    Abstain
       -----------------  --------------------------  --------------------------

         2,983,881                     4,200                     100,015

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of December 31, 1997, the Company had approximately 651 holders of record of its Common Stock. Outstanding shares of the Company's Common Stock totaled 5,409,451. The Company's transfer agent is Securities Transfer Corporation, 16910 Dallas Parkway, Suite 100, Dallas, Texas 75248.

     The Company's Common Stock began trading on The OTC Electronic Bulletin Board under symbol "MLDS" on January 29, 1996. The following table sets forth the range of high and low closing bid prices per share for the Common Stock for the periods indicated.



                                                       Common Stock
                                            --------------------------------

                Fiscal Year Ended
                December 31, 1996                  High           Low
     -------------------------------        --------------    --------------
     First Quarter(1)                             $3.75          $3.00
     Second Quarter                               $3.13          $3.00
     Third Quarter                                $3.00          $1.50
     Fourth Quarter                               $1.75          $1.50


           Fiscal Year Ended
           December 31, 1997
     -------------------------------
     First Quarter                                $1.50          $0.88
     Second Quarter                               $2.00          $1.00
     Third Quarter                                $1.25          $1.06
     Fourth Quarter                               $1.06          $0.75


           Fiscal Year Ended
           December 31, 1998
     -------------------------------
     First Quarter (through March 4, 1998)        $0.75          $0.63

-------------
(1)  From January 29, 1996 to March 31, 1996

     The source for the high and low bids quotations is the National Quotation Bureau, Inc. and does not reflect inter-dealer prices, such quotations are without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

     During each quarter of 1997 and 1996, the Company's Board of Directors declared a per share cash dividend as follows:



                     Period                       1997           1996
               ---------------------------- -------------  -------------
               First Quarter                    $0.040         $0.030
               Second Quarter                    0.020          0.015
               Third Quarter                     0.015          0.015
               Fourth Quarter                    0.010          0.030
                                                 -----          -----
               Total per share                  $0.085         $0.090
                                                ======         ======

     Total dividends declared during 1997 and 1996 were approximately $433,054 and $450,908, respectively.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Caution regarding forward-looking information

     This annual report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements hereof.

     The  following   discussion   should  be  read  in  conjunction   with  the
accompanying financial statements and notes thereto, beginning on page F-1 herein.

Results of Operations

     Year ended December 31, 1997 as compared to year ended December 31, 1996. Bar and restaurant operations increased by approximately $100,000 for the year ended December 31, 1997 as compared to the year ended December 31, 1996. During the second quarter of 1997, management instituted new controls over bar inventories and the Company experienced increased traffic due to the completion and opening of a new mass transit rail station near the Company's adult entertainment operation. This increase was mitigated by lower convention traffic in the Dallas-Ft. Worth geographic region during 1997, which is one of the key factors contributing to the Company's patronage numbers. Additionally, due to scheduled increases, the Company experienced higher rental incomes of approximately $10,000 during 1997 as compared to the prior year.

     Cost of sales increased by approximately $24,000 during 1997 as compared to 1996. This increase is related to increased sales impacting variable costs related to consumable inventories, supplies and related State excise taxes. Gross profit percentages increased slightly to 52.1% for 1997 as compared to 49.9% for 1996. This increase relates directly to the new management controls over bar inventories. The cost of sales as a percentage of total sales is anticipated by management to remain stable for future periods.

     General and administrative expenses increased by approximately $36,000 during 1997 as compared to 1996. This increase relates to increases in advertising and marketing expenses to attract locally derived patronage to offset the decline in convention and business meeting driven traffic in Dallas, Texas during 1997. These expenses increased in 1997 as compared to 1996 as a result of increased legal and accounting fees related to preliminary investigations of potential merger and/or acquisition candidates. The Company has not identified any suitable merger or acquisition candidates as a result of the preliminary investigations. Management continues to monitor its expenditure levels to achieve optimum financial results.

     Net income before income taxes, excluding the gain on the sale of fixed assets of approximately $48,500, was approximately $659,600 for 1997 versus approximately $523,600 for 1996. After-tax net income has decreased by approximately $84,000 as a direct result of the utilization of all net operating loss and business tax credit carryforwards on the Company's 1996 income tax calculation. Overall earnings per share of approximately $0.08 per share were achieved for 1997 as compared to approximately $0.10 per share for 1996.

     Year ended December 31, 1996 as compared to year ended December 31, 1995. Bar and restaurant revenues increased by approximately $250,000 for the year ended December 31, 1996 compared to the year ended December 31, 1995. This increase relates to higher patronage of the facility and to the changes in entertainer compensation methods. During 1995, the Company and its competitors changed their method of entertainer compensation. As a result of this change, the Company experienced increased entertainment revenues which were partially offset by related increases in direct labor costs. Costs of sales increased by approximately $184,000 in 1996 compared to the same period in 1995. Rental revenues on leased real estate declined by approximately $36,000 during 1996 as compared to 1995 due to the bankruptcy of a tenant of a rental property. Management sold this property for cash in February 1997.

     Operating expenses declined by approximately $305,000 in 1996 as compared to 1995. The principal savings were experienced in reduced management fees, which were discontinued in September 1995 as a result of the MDS-TX Merger. The Company has experienced increases in interest expense due to increased indebtedness incurred in the second quarter of 1996 and the MDS-TX Merger. Further, the Company had increased depreciation and amortization expenses as a result of the amortization of costs incurred for the MDS-TX Merger. All direct rental operating costs remained constant during the years ended December 31, 1996 and 1995 included as a component of general and administrative expenses.

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

Seasonality

     As a general rule, the bar and restaurant operations experience limited seasonality during the summer months of June, July and August due to the lack of convention activity in Dallas, Texas and the availability of other recreational and vacation activity by the patronage. No significant financial impact on the operations is caused by this repetitive seasonal decline.

Liquidity and Capital Resources

     As of December 31, 1997, the Company had working capital of approximately $17,400 as compared to $(52,600) at December 31, 1996. The Company generated positive cash flows from operations of approximately $430,000 for 1997 versus approximately $580,000 for 1996.

     The Company is currently seeking additional financing from private investors to provide funds for acquisitions and renovation and remodeling of existing facilities. There is no assurance that the Company will be able to obtain such financing or, if obtained, that it will be on favorable terms to the Company.

     The Company anticipates the continuance of dividend payments and paid approximately $529,000 during 1997, including approximately $78,000 declared in the fourth quarter of 1996. Further, the Company declared a fourth quarter dividend in 1997 of approximately $54,000 which was paid in January 1998.

     Future operating liquidity, debt service and dividend payments are expected to be sustained from continuing operations. Additionally, management is of the opinion that there is additional potential availability of incremental mortgage debt and the opportunity for the sale of additional shares of Common Stock through either private placements or secondary offerings.

     Management believes that working capital is not a true indicator of liquidity due to the cash nature of the bar and restaurant operations whereby all direct operating revenues and expenses are settled within five (5) working days after recognition. The positive cash flows from operations has primarily been used, in prior periods, for the retirement of debt and distributions to stockholders. Acquisitions of property and equipment were nominal during the year ended December 31, 1997. It is anticipated that no significant future demands for capital resources exist and only routine repairs and maintenance on the Company-operated facility will be necessary. Liquidity requirements mandated by future business acquisitions or expansions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management. However, if the Company is successful in obtaining additional financing from private investors through the issuance of debt and/or equity securities, it intends to use a portion of such proceeds, if any, for renovation and remodeling costs for its existing facilities. Management believes that such expenses, if renovation of facilities is undertaken, will range from $500,000 to $750,000. Management believes that all necessary cash liquidity, other than renovation expenses, will be obtained from existing operations.

     Because of the large volume of cash handled by the bar and restaurant facility personnel, stringent cash controls have been implemented by the Company. Management believes that it will be able to duplicate the financial controls implemented at the existing facility into future locations, and that these controls will provide sufficient safeguards to protect the interests of the Company.

Year 2000 Modifications

     The Company is currently reviewing its computer systems in order to evaluate necessary modifications for the year 2000. The Company does not currently anticipate that it will incur material expenditures to complete any such modifications.

Other Matters

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") which established standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for years beginning after December 15, 1997. The Company does not anticipate a material impact to its consolidated financial statements upon adoption of this standard.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131") which establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes the related disclosures about products and services, geographic areas and major customers. SFAS 131 replaces the "industry segment" concept of Financial Accounting Standard No. 14 with a "management approach" concept as the basis for identifying reportable segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company does not anticipate a material impact to its consolidated financial statements upon adoption of this standard.

ITEM 7.  FINANCIAL STATEMENTS

     The required items are presented as a separate section of this report beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in accountants since the MDS-TX Merger nor have there been any disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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


             Name            Age                  Position(s)
     ------------------------------------------------------------------------------------------------

     Nina J. Furrh(1)             61     Chairman of the Board, Chief Executive Officer and President






     Dewanna Ross                 42     Chief Operating Officer, Vice President of Operations, Secretary,
                                         Treasurer and Director
     Ronald W. Johnston           44     Vice President of Finance, Chief Financial Officer and Director
     Sharon Furrh                 49     Vice President of Planning and Development and Director


----------------------
(1) On February 28, 1998, Bjorn Heyerdahl resigned as Chief Executive Officer and a director of the Company. Nina J. Furrh, on February 28, 1998, was elected as Chief Executive Officer to replace Mr. Heyerdahl. Mr. Heyerdahl will continue to serve the Company as a business consultant. He will be responsible for locating and evaluating potential domestic and international acquisition opportunities for the Company, and will be paid fees from time to time based on performance and as approved by the Board of Directors.

     Nina J. Furrh served as President of Furrh since 1989 and has served as Chairman of the Board and President of the Company since 1995. In February 1998, Mrs. Furrh was elected the Chief Executive Officer of the Company. Mrs. Furrh became involved in the daily operations of The Million Dollar Saloon in December 1988. Mrs. Furrh directs the overall operations and policy of the Company and its real estate holdings.

     Dewanna Ross has served as administrative manager for the Furrh family of companies since 1976. Ms. Ross has served as an officer and a director of the Company since 1995. In February 1998, Ms. Ross was elected Chief Operating Officer by the Board of Directors. She is responsible for the daily operations of the Company and is principally responsible for supervision of the management staff of The Million Dollar Saloon. She is also responsible for the development of corporate procedures and policies, including the hiring and training of corporate staff.

     Sharon Furrh has served as Vice-President of Furrh since 1992. Since 1995, Ms. Furrh has been a director of the Company. In October 1997, Ms. Furrh was elected Vice President of Planning and Development. Sharon Furrh has been involved as a design consultant for The Million Dollar Saloon, in both its original construction and in subsequent remodelings. Additionally, Ms. Furrh has been responsible for advertising, promotions and public relations for The Million Dollar Saloon and other related Company businesses. Sharon Furrh is the daughter in law of Nina J. Furrh.

     Ronald W. Johnston, CPA, has served as a consultant to the Furrh business entities since September 1992. Mr. Johnston has served as a director and Chief Financial Officer of the Company since 1995. In October 1997, Mr. Johnston was elected as a Vice President of Finance of the Company. Mr. Johnston only devotes such portion of his time as is necessary to perform his duties as Chief Financial Officer. Mr. Johnston has been a certified public accountant in private practice and a principal of his own accounting firm in Dallas since 1990. Mr. Johnston's accounting firm serves a wide range of business and individual clients. Mr. Johnston currently serves as a director of Crash Rescue Equipment Services, Inc., Dallas, Texas.

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

     Based solely on a review of reports furnished to the Company or written representations from the Company's directors and executive officers during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its directors and officers for such year were complied with. The Company has been unable to confirm that certain of its 10% holders, who are not also officers or directors of the Company, have satisfied their respective filing requirements under Section 16(a). The Company is making appropriate inquiries to ensure that all 10% holders have complied with the reporting requirements of Section 16(a).

ITEM 10.  EXECUTIVE COMPENSATION

     The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities for the Company to its President and Chief Executive Officer. No other executive officer of the Company received remuneration in excess of $100,000 during the referenced periods. The table below does not reflect dividend payments received by the President and Chief Executive Officer. All other compensation related tables required to be reported have been omitted as there has been no applicable compensation awarded to, earned by or paid to any of the Company's executive officers in any fiscal year to be covered by such tables.

                               Summary Compensation Table

                             Annual Compensation        Long-Term Compensation
                           -----------------------    --------------------------

                                                                Awards            Payouts
                                                      --------------------------  -------
                                                        Other       Restricted    Securities              All
                                         Salary/       Annual        Stock       Underlying    LTIP      Other
         Name/Title            Year      Bonus       Compensation   Awards      Options/SARs  Payouts   Compensation
---------------------------    ----      --------    -------------  ----------- ------------  -------   ------------
Nina J. Furrh, President(3)    1997      $-0-           NA            NA            NA           NA      $  -0-(1)
                               1996      $-0-           NA            NA            NA           NA      $2,150(1)
                               1995      $61,200        NA            NA            NA           NA      $58,500(1)
Bjorn Heyerdahl, Chief         1997      $-0-           NA            NA            NA           NA      $13,340(2)
   Executive Officer(3)        1996      $32,000        NA            NA            NA           NA      $ 8,888(2)
                               1995      $44,000        NA            NA            NA           NA             NA

---------------------
(1)  Represents distributions from the Furrh Limited Partnership.
(2) Represents payment of an auto lease by the Company for the benefit of Mr. Heyerdahl.
(3) Mr. Heyerdahl resigned as an officer and director of the Company in February 1998. Nina J. Furrh was appointed Chief Executive Officer of the Company to replace Mr. Heyerdahl upon his resignation. Mr. Heyerdahl will continue to serve the Company as a business consultant. He will be responsible for locating and evaluating potential domestic and international acquisition opportunities for the Company, and he will be paid fees from time to time based on performance and as approved by the Board of Directors.

Director Compensation

     The Company does not currently pay a director fee for attending scheduled and special meetings of the Board of Directors. The Company does pay the expenses of all of its directors in attending board meetings.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     The following table sets forth certain information as of February 15, 1998, with respect to the beneficial ownership of shares of Common Stock by (i) each person who owns beneficially more than five percent of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors of the Company as a group.

                                                                                 Percentage of
                 Name(1)                           Number of Shares(2)           Common Stock Owned
     ----------------------------------------------------------------------------------------------
     Estate of Donald G. Furrh                           180,776                       3.3%
     Dona G. Furrh                                       582,476                      10.8%
     Joshua Barrett Furrh Trust(3)                       521,474                       9.6%
     Nina J. Furrh(4)                                  1,883,297                      34.8%
     Bjorn Heyerdahl                                     500,001                       9.2%
     Dewanna Ross(4)                                       4,000                       *
     Ronald W. Johnston(4)                                 1,987                       *
     Officers and Directors as a group (4 persons)     1,889,284                      34.9%
                                                       ---------                      ----

----------------------
*Less than 1%.
(1) The mailing address for each of the afore-referenced is care of the Company, 6848 Greenville Avenue, Dallas, Texas 75231.
(2) Unless otherwise indicated, the persons listed have sole voting and investment powers with respect to all such shares.

(3) Sharon Furrh, Vice President of Planning and Development and a director of the Company, is the trustee of the Joshua Barrett Furrh Trust and has voting power over the shares of Common Stock of the Company.
(4) Officers and directors of the Company. See "Part III -- Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no material transactions between the Company and any of its officers, directors, principal stockholders or their affiliates during 1997.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Financial Statements and Exhibits                                                               Page
     ---------------------------------                                                               ----
     1. Financial Statements.  The following financial statements are submitted as part of this report:
            Independent Auditor's Report.........................................................     F-2
            Consolidated Balance Sheets - December 31, 1997 and 1996.............................     F-3
            Consolidated Statements of Income - Years Ended December 31, 1997 and
                     1996........................................................................     F-5
            Consolidated Statements of Changes in Stockholders' Equity - Years Ended                  F-6
                     December 31, 1997 and 1996..................................................
            Consolidated Statements of Cash Flows - Years Ended December 31, 1997 and
                     1996........................................................................     F-7
            Notes to Consolidated Financial Statements...........................................     F-9




     2. Exhibits
        --------
         Exhibit
         Number                               Description
         -------   --------------------------------------------------------------------------
         2.1*      Stock Purchase Agreement dated August 23, 1995 by and between Art Beroff and Bjorn Heyerdahl.

         2.2*      Stock  Purchase  Agreement  dated  August 23, 1995 by and between Joseph
                   MacDonald, Goodheart Ventures, Inc., and Bjorn Heyerdahl.

         2.3*      Stock Purchase  Agreement dated September 7, 1995 by and among Million
                   Dollar Saloon, Inc., Goodheart Ventures, Inc., and certain individuals.

         2.4*      Addendum and Modification to Stock Purchase Agreement dated September 19,
                   1995 by and among Million Dollar Saloon, Inc., Goodheart Ventures, Inc., and
                   certain individuals.

         2.5*      Stock Exchange Agreement dated September 7, 1995 by and among Million
                   Dollar Saloon, Inc., Goodheart Ventures, Inc., and J.M. Tibbals, Trustee for
                   Irrevocable Equity Trust No. 1.

         2.6*      Addendum and Modification to Stock Exchange Agreement dated
                   September 19, 1995 by and among Million Dollar Saloon, Inc., Goodheart
                   Ventures, Inc., and J.M. Tibbals, Trustee for Irrevocable Equity Trust No. 1.

         2.7*      Agreement and Plan of Merger dated October 5, 1995 by and between Million
                   Dollar Saloon, Inc., a Texas corporation, and Goodheart Ventures, Inc., a
                   Nevada corporation.

         2.8*      Addendum and Modification to Stock Purchase Agreement dated September 7,
                   1995 by and among Million Dollar Saloon, Inc., Goodheart Ventures, Inc., and
                   certain individuals dated October 31, 1995.

         3(i)*     Articles of Incorporation of the Company, as amended to date.

         3(ii)*    Bylaws of the Company.

         4.1*      Specimen Common Stock Certificate.

         10.1*     Leases of Properties.

         10.2*     Promissory Note for $750,000 with Abrams Centre National Bank dated
                   September 22, 1995.

         21.1*     Subsidiaries of the Company.

         27.1      Financial Disclosure Schedule.
--------------
*    Incorporated by reference to the Company's Form 10-SB filed with the SEC on
     December 26, 1995. SEC File No. 0-27450.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the three  months  ended  December
31, 1997.


                                   SIGNATURES

     In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 1998.

                                 MILLION DOLLAR SALOON, INC.


                                 By: /s/ Nina J. Furrh
                                     -------------------------------------------
                                     Nina J. Furrh, Chairman of the Board, Chief
                                     Executive Officer and President


     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:



                  Signature                                     Title                               Date
-----------------------------------------    --------------------------------------------    ---------------

              /s/ Nina J. Furrh              Chairman of the Board, Chief Executive           March 16, 1998
-----------------------------------------    Officer, President and Director
Nina J. Furrh

              /s/ Dewanna Ross               Chief Operating Officer, Vice President of       March 16, 1998
-----------------------------------------    Operations, Secretary, Treasurer and Director
Dewanna Ross

           /s/ Ronald W. Johnston            Vice President of Finance, Chief Financial       March 16, 1998
-----------------------------------------    Officer and Director
Ronald W. Johnston

              /s/ Sharon Furrh               Vice President of Planning and Development       March 16, 1998
-----------------------------------------    and Director
Sharon Furrh


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        Page
                                                                        ----
Report of Independent Certified Public Accountants                       F-2

Consolidated Financial Statements

   Consolidated Balance Sheets as of December 31, 1997 and 1996          F-3

   Consolidated Statements of Income
      for the years ended December 31, 1997 and 1996                     F-5

   Consolidated Statements of Changes in Shareholders' Equity
      for the years ended December 31, 1997 and 1996                     F-6

   Consolidated Statements of Cash Flows
      for the years ended December 31, 1997 and 1996                     F-7

   Notes to Consolidated Financial Statements                            F-9

S. W. HATFIELD + ASSOCIATES
certified public accountants

Members:   American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Shareholders
Million Dollar Saloon, Inc.

We have audited the consolidated balance sheets of Million Dollar Saloon, Inc. and Subsidiaries (a Nevada corporation and Texas corporations, respectively) as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Million Dollar Saloon, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                             /s/ S.W. HATFIELD + ASSOCIATES
                                                 --------------------------
                                                S. W. HATFIELD + ASSOCIATES
Dallas, Texas
January 29, 1998

                      Use our past to assist your future sm

           P. O. Box 820392 o Dallas, Texas 75382-0392 o 214-342-9635
        9236 Church Road, Suite 1040 o Dallas, Texas 75231 o 800-244-0639
                  214-342-9601 (fax) o SWHCPA@aol.com (e-mail)

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996


                                     ASSETS
                                     ------
                                                          1997           1996
CURRENT ASSETS                                       -----------    -----------
   Cash on hand and in bank                          $   149,952    $   267,856
   Note receivable - current portion                      22,604         21,011
   Prepaid Federal income taxes receivable                37,248           --
   Inventory                                              16,097         11,169
   Prepaid expenses                                       73,544         37,718
                                                     -----------    -----------

      Total current assets                               299,445        337,754
                                                     -----------    -----------


PROPERTY AND EQUIPMENT
   Buildings and related improvements                  1,955,132      1,969,411
   Furniture and equipment                               757,110        762,095
   Vehicles                                               52,728         52,728
                                                     -----------    -----------
                                                       2,764,970      2,784,234
   Less accumulated depreciation                      (1,475,570)    (1,381,016)
                                                     -----------    -----------
                                                       1,289,400      1,403,218
   Land                                                  741,488        816,487
                                                     -----------    -----------

      Net property and equipment                       2,030,888      2,219,705
                                                     -----------    -----------


OTHER ASSETS
   Note receivable - noncurrent portion                  105,442        126,219
   Accounts receivable from officers,
       shareholders and affiliates                       805,684        764,576
   Organization costs, net of accumulated
      amortization of $34,658 and                                      $19,673,
      respectively                                        40,270         55,255
   Loan costs, net of accumulated amortization
      of $14,222 and 7,902, respectively                  17,384         23,705
   Deferred tax asset                                       --           61,500
   Other                                                   7,725         23,475
                                                     -----------    -----------

      Total other assets                                 976,505      1,054,730
                                                     -----------    -----------


TOTAL ASSETS                                         $ 3,306,838    $ 3,612,189
                                                     ===========    ===========


                                  - Continued -


The accompanying notes are an integral part of these consolidated financial statements.
                                                                            F-3


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                           December 31, 1997 and 1996


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                               1997         1996
                                                           -----------  -----------

CURRENT LIABILITIES
   Current portion of long-term debt                       $  163,288   $  158,960
   Accounts payable - trade                                    22,571       15,948
   Accrued liabilities                                         35,622       58,666
   Dividends payable                                           54,095      150,303
   Tenant deposits                                              6,500        6,500
                                                           ----------   ----------

      Total current liabilities                               282,076      390,377
                                                           ----------   ----------


LONG-TERM LIABILITIES
   Long-term debt, net of current maturities                  334,872      512,423
   Deferred tax liability                                      98,936       94,569
                                                           ----------   ----------

      Total liabilities                                       715,884      997,369
                                                           ----------   ----------


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
   Preferred stock - $0.001 par value.  5,000,000 shares
      authorized.  None issued and outstanding                   --           --
   Common stock - $0.001 par value.  50,000,000 shares
      authorized.  5,409,451 and 5,010,084 issued and
      outstanding, respectively                                 5,409        5,010
   Additional paid-in capital                                    --          9,990
   Retained earnings                                        2,585,545    2,599,820
                                                           ----------   ----------

      Total shareholders' equity                            2,590,954    2,614,820
                                                           ----------   ----------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $3,306,838   $3,612,189
                                                           ==========   ==========



The accompanying notes are an integral part of these consolidated financial statements.
                                                                            F-4

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     Years ended December 31, 1997 and 1996


                                                      1997           1996
                                                 -----------    -----------
REVENUES
   Bar and restaurant sales                      $ 3,119,557    $ 3,019,148
   Rental income                                     450,227        440,176
                                                 -----------    -----------
      Total revenues                               3,569,784      3,459,324
                                                 -----------    -----------

COST OF SALES - BAR AND
   RESTAURANT OPERATIONS
   Direct labor                                    1,163,949      1,246,401
   Purchases                                         546,971        488,512
                                                 -----------    -----------
      Total cost of sales                          1,710,920      1,734,913
                                                 -----------    -----------

GROSS PROFIT                                       1,858,864      1,724,411
                                                 -----------    -----------

OPERATING EXPENSES
   Salaries, wages and related expenses              318,106        362,598
   Consulting, management and other
      professional fees                              143,206        103,815
   Rental expenses, principally taxes                 67,327         26,514
   Interest expense                                   62,342         95,549
   Other operating expenses                          597,073        563,348
   Depreciation and amortization                     111,729        112,113
                                                 -----------    -----------
         Total operating expenses                  1,299,783      1,263,937
                                                 -----------    -----------

INCOME FROM OPERATIONS                               559,081        460,474

OTHER INCOME (EXPENSES)
   Gain on sale of property and equipment             48,498           --
   Interest income                                    52,065         63,169
                                                 -----------    -----------

INCOME BEFORE INCOME TAXES                           659,644        523,643

INCOME TAX (EXPENSE) BENEFIT
   Currently payable                                (173,342)          --
   Deferred                                          (65,866)       (19,016)
                                                 -----------    -----------

NET INCOME                                       $   420,436    $   504,617
                                                 ===========    ===========

Earnings per share of common stock outstanding         $0.08          $0.10
                                                       =====          =====

Weighted-average number of shares outstanding      5,073,392      5,009,456
                                                 ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.
                                                                            F-5



                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 1997 and 1996



                                                              Additional                      Total
                                         Common Stock          paid-in        Retained     shareholders'
                                   # shares        Amount      capital         earnings       equity
                                 -----------  -----------    -----------    -----------    -----------
Balances at
   January 1, 1996               5,000,084    $     5,000    $      --      $ 2,546,111    $ 2,551,111

Stock issued for
   consulting fees                  10,000             10          9,990           --           10,000

Dividends declared                    --             --             --         (450,908)      (450,908)

Net income for the year               --             --             --          504,617        504,617
                               -----------    -----------    -----------    -----------    -----------

Balances at
   December 31, 1996             5,010,084          5,010          9,990      2,599,820      2,614,820

Shares issued under terms of
   1996 private placement
   related to selling price
   guarantees                      403,116            403           (403)          --             --

Acquisition and retirement
   of treasury stock                (3,749)            (4)        (9,587)        (1,656)       (11,247)

Dividends declared                    --             --             --         (433,055)      (433,055)

Net income for the year               --             --             --          420,436        420,436
                               -----------    -----------    -----------    -----------    -----------

Balances at
   December 31, 1997             5,409,451    $     5,409    $      --      $ 2,585,545     $2,590,954
                               ===========    ===========    ===========    ===========    ===========




The accompanying notes are an integral part of these consolidated financial statements.
                                                                            F-6


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1997 and 1996


                                                                         1997         1996
                                                                      -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                         $ 420,436    $ 504,617
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                                  111,729      112,113
         Gain on sale of property and equipment                         (48,498)        --
         Common stock issued for consulting fees                           --         10,000
         Interest income from shareholders capitalized as principal     (40,564)     (51,787)
         Deferred income taxes                                           65,866       19,016
         (Increase) decrease in
            Accounts receivable - trade                                    --         63,653
            Prepaid income taxes                                        (37,248)       8,520
            Inventory                                                    (4,928)      (1,232)
            Prepaid expenses                                            (35,826)     (37,718)
            Deposits and other assets                                    15,000         --
         Increase (decrease) in
            Accounts payable and other accrued liabilities              (16,422)     (47,685)
                                                                      ---------    ---------
Net cash provided by operating activities                               429,545      579,497
                                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Principal collections on note receivable                              19,184       17,853
   Proceeds from sale of property and equipment                         149,374         --
   Purchases of property and equipment                                   (1,731)      (6,815)
   Acquisition expenses paid                                               --        (15,000)
   Cash advances to shareholders and affiliates                            (544)        --
                                                                      ---------    ---------
Net cash used in investing activities                                   166,283       (3,962)
                                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt                                          (173,223)    (140,448)
   Purchase of treasury stock                                           (11,247)        --
   Dividends paid                                                      (529,262)    (300,605)
                                                                      ---------    ---------
Net cash used in financing activities                                  (713,732)    (441,053)
                                                                      ---------    ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                  (117,904)     134,482

Cash and cash equivalents at beginning of year                          267,856      133,374
                                                                      ---------    ---------

Cash and cash equivalents at end of year                              $ 149,952    $ 267,856
                                                                      =========    =========


                                  - Continued -

The accompanying notes are an integral part of these consolidated financial statements.
                                                                            F-7


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                     Years ended December 31, 1997 and 1996


                                                               1997         1996
                                                            ---------    ---------
 SUPPLEMENTAL DISCLOSURES OF
   INTEREST AND INCOME TAXES PAID

      Interest paid on borrowings                           $  62,342    $  95,549
                                                            =========    =========

      Income taxes paid (refunded)                          $ 210,590    $  (8,520)
                                                            =========    =========


SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES

      Acquisition of a vehicle with long-term debt          $    --      $  52,727
                                                            =========    =========

      Declaration of fourth quarter dividend of $0.01
         and $0.03 per share, respectively                  $  54,095    $ 150,303
                                                            =========    =========



The accompanying notes are an integral part of these consolidated financial statements.
                                                                            F-8

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996



NOTE A - BACKGROUND AND ORGANIZATION

Million Dollar Saloon, Inc. (MDS-NV) was incorporated under the laws of the State of Nevada on September 28, 1987. MDS-NV completed a public sale of its securities on November 10, 1988 with the issuance of 489,100 shares of its common stock. MDS-NV was formed for the purpose of seeking a suitable merger or acquisition candidate. MDS-NV's activities consisted principally of raising capital and, as such, was a development stage company prior to the transactions discussed in succeeding paragraphs.

In September 1995, MDS-NV experienced a change in control and completed a reverse merger transaction with Million Dollar Saloon, Inc, (a Texas corporation) and its wholly-owned subsidiaries, Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. All of the wholly-owned subsidiaries of Million Dollar Saloon, Inc. became the wholly-owned operating subsidiaries of MDS-NV.

The combination of Furrh, Inc. and its wholly-owned subsidiary, Tempo Tamers, Inc., Corporation Lex and Don, Inc. with MDS-TX and the subsequent reverse merger of MDS-TX with MDS-NV were separately accounted for in accordance with Accounting Principles Board No. 16 - "Business Combinations", Interpretation #39 for companies under common control on an "as if pooled" basis. The historical financial statements of all involved entities have become the historical consolidated financial statements of MDS-NV.

Furrh, Inc. (Furrh) was incorporated under the laws of the State of Texas on February 25, 1974. Furrh owns and manages commercial rental property located in Dallas County, Texas. Furrh's wholly-owned subsidiary, Tempo Tamers, Inc. (Tempo), was incorporated under the laws of the State of Texas on July 3, 1978. Tempo operates an adult entertainment lounge and restaurant facility, located in Dallas, Texas, under the registered trademark and trade name "Million Dollar Saloon(R)".

Corporation Lex (Lex) was incorporated under the laws of the State of Texas on November 30, 1984. Lex owns and manages commercial rental property located in Dallas County, Texas.

Don, Inc. (Don) was incorporated under the laws of the State of Texas on November 8, 1973. Don owns and manages commercial rental property located in Tarrant County, Texas.

These financial statements reflect the books and records of Million Dollar Saloon, Inc., Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for the years ended December 31, 1997 and 1996, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.

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

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1997 and 1996



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

4. Property and Equipment

   Property  and  equipment  is  recorded  at  cost  and  is  depreciated  on  a straight-line basis, over the estimated useful lives (generally 5 to 40 years) of the respective asset. Major additions and betterments are capitalized and depreciated over the remaining estimated useful lives of the related assets. Maintenance, repairs, and minor improvements are charged to expense as incurred.

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

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1997 and 1996



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

6. Income Taxes

   The Company files a consolidated Federal Income Tax return and utilizes the asset and liability method of accounting for income taxes. The deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. No valuation allowance was provided against deferred tax assets. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

7. Earnings per share

   Earnings per share is computed by dividing consolidated net income by the composite weighted-average number of shares of common stock outstanding during the year. As of December 31, 1997 and 1996, the Company has no issued and outstanding securities, options or warrants that would be deemed potentially dilutive in the current and future periods.

8. Accounting Standards issued and pending adoption

   In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", (SFAS130) which established standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS130 is effective for years beginning after December 15, 1997. The Company does not anticipate a material impact from this change in presentation of its consolidated financial statements upon adoption of this standard.

   In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", (SFAS131) which establishes revised standards for the method in which public business enterprises are to report information about operating segments in their annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This statement also revises the related disclosures about products and services, geographic areas and major customers. SFAS131 replaces the "industry segment" concept established in Statement of Financial Accounting Standard No. 14 with a "management approach" concept as the basis for identifying reportable segments. SFAS131 is effective for financial statements for years beginning after December 31, 1997 and for interim periods presented after December 31, 1998. The Company does not anticipate a material impact from this change in disclosure presentation in its consolidated financial statements upon adoption of this standard.



                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1997 and 1996



NOTE C - NOTE RECEIVABLE

                                                                    1997          1996
                                                                  -----------  -----------
$220,000 note receivable from an unrelated
   individual for the sale of real estate.  Interest
   at 8.00%.  Payable in monthly installments
   of approximately $2,669, including interest.
   Final payment due in July 2002.  Collateralized
   by real estate and improvements located in
   Dallas County, Texas                                           $128,046      $147,230

      Less current portion                                         (22,604)      (21,011)
                                                                  --------      --------
      Noncurrent portion                                          $105,442      $126,219
                                                                  ========      ========

Future maturities of the note receivable are as follows:       Year ending
                                                               December 31,     Amount

                                                                  1998           $22,604
                                                                  1999            24,480
                                                                  2000            26,512
                                                                  2001            28,712
                                                                  2002            25,738
                                                                                --------

                                                                  Total         $128,046
                                                                                ========


NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 1997 and 1996:

                                          1997           1996     Estimated life
                                    ------------    ------------  --------------
Buildings and related improvements   $ 1,955,132    $ 1,969,411    15 - 40 years
Furniture and equipment                  757,110        762,095    10 years
Vehicle                                   52,728         52,728    3 years
                                     -----------    -----------
                                       2,764,970      2,784,234
Less accumulated depreciation         (1,475,570)    (1,381,016)
                                     -----------    -----------
                                       1,289,400      1,403,218
Land                                     741,488        816,487
                                     -----------    -----------
Net property and equipment           $ 2,030,888    $ 2,219,705
                                     ===========    ===========

Depreciation expense for the years ended December 31, 1997 and 1996 was $89,672 and $90,056, respectively.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1997 and 1996



NOTE E - ADVANCES TO/FROM OFFICERS, SHAREHOLDERS AND AFFILIATES

The Company has made net cash advances to various officers, shareholders, employees and affiliates aggregating approximately $805,680 and $764,600 as of December 31, 1997 and 1996, respectively

In September 1995, the two largest balances due from two shareholders were converted to formal notes receivable bearing interest at 5.65%. These notes mature in September 1998 and all accrued interest and principal is due at that time. The notes are repayable in either cash or in stock of the Company at an agreed-upon exchange rate of $2.00 per share. Both shareholders have adequate share holdings to completely retire the debt, plus anticipated accrued interest, at the scheduled maturity date. It is the intent of these shareholders to liquidate the notes with cash repayments.

All advances receivable are due upon demand and bear interest at the statutory interest rate set by the Internal Revenue Service for related party loans. Due to the nature of the respective receivables, these amounts are classified in the accompanying financial statements as non-current.

NOTE F - LONG-TERM DEBT

Long-term debt consists of the following at December 31, 1997 and 1996, respectively:


                                                             1997         1996
                                                          ---------    ---------
$750,000 note payable to a bank.  Interest
   at 11.0%.  Payable in monthly installments
   of approximately $16,369, including
   interest.  Final payment due in September
   2000.  Collateralized by real estate and
   improvements located in Dallas and
   Tarrant Counties, Texas.                                $462,862    $599,407

$52,707  installment  note  payable  to a finance
   company.  Payable  in monthly installments of
   approximately $1,111, including interest at
   9.50%.  Final payment due in April 2001.
   Collateralized by a vehicle                               35,298      47,072

$115,000 mortgage note payable to two individuals.
   Interest at 12.00%.  Payable in monthly installments
   of approximately $1,380, including interest.  Final
   payment due in September 1998.  Collateralized
   by real estate in Dallas County, Texas.  Paid in
   full during 1997 in relation to a sale of the
   underlying assets                                           --        24,904

                                                            498,160     671,383
      Less current portion                                 (163,288)   (158,960)
                                                            -------     -------

      Long-term portion                                    $334,872    $512,423
                                                           ========    ========

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1997 and 1996



NOTE F - LONG-TERM DEBT - Continued

The $750,000 note payable to a bank may be prepaid at any time and any prepayment must be accompanied by a "yield maintenance fee" equal to 2% if prepaid between September 1, 1997 and August 31, 1998; and 1% if prepaid between September 1, 1998 and August 31, 1999.

Current maturities of long-term maturities as of December 31, 1997 are as follows:

                                                Year ending
                                               December 31,            Amount

                                                   1997               $163,288
                                                   1998                182,033
                                                   1999                151,064
                                                   2000                  1,775
                                                                      --------

                                                   Total              $498,160
                                                                       =======

NOTE G - INCOME TAXES

The deferred current tax asset and non-current deferred tax liability on the December 31, 1997 and 1996, respectively, balance sheet consists of the following:


                                                                December 31,     December 31,
                                                                     1997            1996

     Non-current deferred tax asset                               $      -         $61,500
     Valuation allowance for non-current deferred tax asset              -               -
                                                                  --------          ------

     Net non-current deferred tax asset                           $      -         $61,500
                                                                  ========          ======


     Non-current deferred tax liability                           $(98,936)        $(94,569)
                                                                  ========           ======


The deferred tax asset related to the anticipated future utilization of cumulative net operating loss and business tax credit carryforwards of Furrh, Inc. and its wholly-owned subsidiary, Tempo Tamers, Inc. As of December 31, 1997, all carryforwards have been totally utilized by the Company. The non-current deferred tax liability results from the usage of statutory accelerated tax depreciation and amortization methods.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1997 and 1996



NOTE G - INCOME TAXES - Continued

The components of income tax expense (benefit) for the years ended December 31, 1997 and 1996, respectively, are as follows:

                                                                                     1997         1996
                                                                                   ---------    ---------

                  Federal:
                    Current                                                        $ 173,342    $    --
                    Deferred                                                          65,866      (19,016)
                                                                                   ---------    ---------
                                                                                     239,208      (19,016)
                                                                                   ---------    ---------
                  State:
                    Current                                                             --           --
                    Deferred                                                            --           --
                                                                                   ---------    ---------
                  Total                                                            $ 239,208    $ (19,016)
                                                                                   =========    =========

The Company's income tax expense (benefit) for the years ended December 31, 1997 and 1996,  respectively,  differed from the statutory federal rate of 34 percent as follows:
                                                                                      1997         1996
                                                                                   ---------    --------
Statutory rate applied to earnings (loss) before income taxes                      $ 224,279    $ 178,309
Increase (decrease) in income taxes resulting from:
     State income taxes                                                                 --           --
     Deferred income taxes                                                            65,866       (9,077)
     Effect of incremental tax brackets and
         utilization of net operating loss carryforwards                             (50,937)    (149,946)
                                                                                   ---------    ---------

Income tax expense                                                                 $ 239,208    $  19,016
                                                                                   =========    =========

Deferred  income  tax  expense  (benefit)  as of  December 31, 1997 and 1996, respectively, consists of the following components:
                                                                                      1997         1996
                                                                                   ---------    ---------
     Changes in deferred tax assets
         Effect of utilization of net operating loss
              and business tax credit carryforwards                                $  61,500    $  14,660
     Changes in deferred tax liabilities
         Effect of differences in book and
              statutory tax depreciation methods                                       4,366        4,356
                                                                                   ---------    ---------

         Changes in deferred income tax accounts                                   $  65,866    $  19,016
                                                                                   =========    =========

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1997 and 1996



NOTE H - CAPITAL STOCK TRANSACTIONS

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

During 1997, the Company issued an additional 403,116 shares of unregistered, restricted common stock in final settlement of all obligations under the Amended Stock Purchase Agreement without additional compensation to the Company. This transaction was accounted for as a reallocation of the initial proceeds of the Stock Purchase Agreement.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1997 and 1996



NOTE H - CAPITAL STOCK TRANSACTIONS - Continued

In June 1997, the Company purchased and retired an aggregate 3,949 shares of issued and outstanding common stock for approximately $11,247 cash. The retirement was accounted for as a reduction in the carrying value of issued and outstanding common stock at approximately $4, which equals the par value of the shares, a reduction of additional paid-in capital of approximately $9,587 and a reduction of retained earnings of $1,656, in accordance with the tenets of Accounting Principles Board Opinion No. 6.

In January 1996, the Company issued approximately 10,000 shares of restricted, unregistered common stock in settlement of a consulting agreement. This transaction was valued at approximately $10,000, which approximates the fair market value of the services.


NOTE I - COMMITMENTS

The Company leases commercial real estate on long-term operating leases. The leases require minimum monthly or weekly lease payments, plus reimbursement for annual property taxes. Additionally, certain of the leases also require the payment of percentage rent based on various percentages of specified gross sales of the tenant, as defined in the respective lease agreement, in addition to the fixed minimum lease payments. The respective tenants are responsible for normal maintenance and repairs, insurance and other direct operating expenses related to the property. As of December 31, 1997, future minimum non-cancellable lease revenues are as follows:

                                                   Year ending
                                                  December 31,         Amount

                                                      1998           $  221,000
                                                      1999              221,000
                                                      2000              247,000
                                                      2001              247,000
                                                      2002               99,750
                                                                       --------

                                                      Total          $1,188,855
                                                                     ==========

NOTE J - CONTINGENCIES

On January 22, 1998, the City of Dallas, Texas Permit and License Panel (City) denied a request by the Company for an exemption from Section 41-AC of the Dallas, Texas City Code. As a result of this action by the City, the Company filed litigation against the City in the 298th Judicial District Court in Dallas County, Texas. The Case is labeled 98-00614-M, "Tempo Tamers, Inc. d/b/a Million Dollar Saloon v. City of Dallas". On January 23, 1998, the Company was granted a Temporary Restraining Order allowing the Company to maintain the operations of its adult entertainment facility in Dallas, Texas and prohibiting the City from recognizing the Company's operating license as "expired". Further, on February 2, 1998, the Company was granted a Temporary Injunction in this matter addressing items similar in nature to the points discussed in the Temporary Restraining Order. The trial on the merits of this litigation is scheduled for June 12, 1998 and is reviewed under the substantive evidence rule.

The Company is of the opinion that it will prevail in this matter based upon the merits of the case and anticipates no material impact to its operations as a result of this litigation.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1997 and 1996



NOTE J - SEGMENT INFORMATION

Selected  information  relating to the  Company's  segments  for the years ended
December 31, are as follows:

                                                                1997              1996
                                                             ---------         ---------
Revenues
     Bar and restaurant operations                          $3,119,557        $3,019,148
     Rental real estate operations                             450,227           440,176
     General unallocated corporate matters                           -                 -

Operating profit (loss)
     Bar and restaurant operations                            $377,393          $355,161
     Rental real estate operations                             338,814           427,367
     General unallocated corporate matters                    (157,126)         (290,876)

Identifiable assets
     Bar and restaurant operations                          $1,008,969        $1,367,941
     Rental real estate operations                           1,288,179         1,849,765
     General unallocated corporate matters                      77,735           394,483

Depreciation and amortization
     Bar and restaurant operations                             $79,385           $60,477
     Rental real estate operations                              21,047            29,377
     General unallocated corporate matters                      11,297            22,259

Capital expenditures
     Bar and restaurant operations                              $1,731            $6,815
     Rental real estate operations                                   -                 -
     General unallocated corporate matters                           -            52,727



Costs and expenses of the segments are specifically identified where possible and are otherwise allocated.