Form 10QSB
period 1998-03-31
MILLION DOLLAR SALOON INC
filed 1998-05-11
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--------
                  ACT OF 1934

                  For the quarterly period ended March 31, 1998

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common
equity as of the latest practicable date:   April 30, 1998: 6,144,451

Transitional Small Business Disclosure Format (check one): YES NO X

                           MILLION DOLLAR SALOON, INC.

                Form 10-QSB for the Quarter ended March 31, 1998

                                Table of Contents


                                                                           Page
                                                                           ----
Part I - Financial Information

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis or Plan of Operation        11


Part II - Other Information

  Item 1   Legal Proceedings                                                12

  Item 2   Changes in Securities                                            12

  Item 3   Defaults Upon Senior Securities                                  13

  Item 4   Submission of Matters to a Vote of Security Holders              13

  Item 5   Other Information                                                13

  Item 6   Exhibits and Reports on Form 8-K                                 13


Part 1 - Item 1 - Financial Statements

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1998 and December 31, 1997

                                     ASSETS
                                                                     (Unaudited)     (Audited)
                                                                       March 31,    December 31,
                                                                        1998           1997
                                                                     -----------    -----------

CURRENT ASSETS
   Cash on hand and in bank                                          $   785,680    $   149,952
   Note receivable - current portion                                      22,604         22,604
   Prepaid income taxes receivable                                         4,248         37,248
   Inventory                                                              13,339         16,097
   Prepaid expenses                                                       81,782         73,544
                                                                     -----------    -----------

         Total current assets                                            907,653        299,445
                                                                     -----------    -----------


PROPERTY AND EQUIPMENT
   Buildings and related improvements                                  1,955,132      1,955,132
   Furniture and equipment                                               757,110        757,110
   Vehicles                                                               52,728         52,728
                                                                     -----------    -----------
                                                                       2,764,970      2,764,970
   Less accumulated depreciation                                      (1,497,934)    (1,475,570)
                                                                     -----------    -----------
                                                                       1,267,036      1,289,400
   Land                                                                  741,488        741,488
                                                                     -----------    -----------

         Net property and equipment                                    2,008,524      2,030,888
                                                                     -----------    -----------


OTHER ASSETS
   Note receivable - noncurrent portion                                   99,995        105,442
   Accounts receivable from officers,  shareholders and affiliates       815,824        805,684
   Organization costs, net of accumulated amortization
      of $38,406 and $34,658, respectively                                36,522         40,270
   Loan costs, net of accumulated amortization of
       $15,804 and $14,222 respectively                                   15,803         17,384
   Other                                                                   7,725          7,725
                                                                     -----------    -----------

         Total other assets                                              975,869        976,505
                                                                     -----------    -----------

TOTAL ASSETS                                                         $ 3,892,046    $ 3,306,838
                                                                     ===========    ===========


                                  - Continued -

The financial information presented herein has been prepared by management without audit by independent certified public accountants.


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                      March 31, 1998 and December 31, 1997

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                                            (Unaudited)(Audited)
                                                             March 31,  December 31,
                                                              1998         1997
                                                           -----------  -----------

CURRENT LIABILITIES
   Current portion of long-term debt                       $  163,288   $  163,288
   Accounts payable - trade                                    24,393       22,571
   Accrued liabilities                                         46,200       35,622
   Dividends payable                                           61,445       54,095
   Tenant deposits                                              7,510        6,500
                                                           ----------   ----------

         Total current liabilities                            302,836      282,076
                                                           ----------   ----------


LONG-TERM LIABILITIES
   Long-term debt, net of current maturities                  295,631      334,872
   Deferred tax liability                                      98,936       98,936
                                                           ----------   ----------

         Total liabilities                                    697,403      715,884
                                                           ----------   ----------


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
   Preferred stock - $0.001 par value.  5,000,000 shares
      authorized.  None issued and outstanding                   --           --
   Common stock - $0.001 par value.  50,000,000 shares
      authorized.  6,144,451 and 5,409,451 issued
      and outstanding, respectively                             6,144        5,409
   Additional paid-in capital                                 598,965         --
   Retained earnings                                        2,461,976    2,585,545
                                                           ----------   ----------

         Total shareholders' equity                         3,194,643    2,590,954
                                                           ----------   ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $3,892,046   $3,306,838
                                                           ==========   ==========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three months ended March 31, 1998 and 1997
                                   (Unaudited)

                                              1998          1997
                                         -----------    -----------
REVENUES
   Bar and restaurant sales              $   829,942    $   841,070
   Rental income                             125,422        110,805
                                         -----------    -----------
      Total revenues                         955,364        951,875
                                         -----------    -----------

COST OF SALES - BAR AND
   RESTAURANT OPERATIONS                     464,553        473,558
                                         -----------    -----------

GROSS PROFIT                                 490,811        478,317
                                         -----------    -----------

OPERATING EXPENSES
   General and administrative expenses       366,187        257,130
   Interest expense                           13,202         17,291
   Depreciation and amortization              27,691         29,452
                                         -----------    -----------
      Total operating expenses               407,080        303,873
                                         -----------    -----------

INCOME FROM OPERATIONS                        83,731        174,444

OTHER INCOME (EXPENSES)
   Interest and other miscellaneous           13,048          9,566
   Gain on sale of fixed assets                 --           48,499
                                         -----------    -----------

INCOME BEFORE
   INCOME TAXES                               96,779        232,509

INCOME TAX (EXPENSE) BENEFIT
   Currently payable                         (33,000)       (54,000)
   Deferred                                     --             --
                                         -----------    -----------

NET INCOME                               $    63,779    $   178,509
                                         ===========    ===========

Earnings per share of
   common stock outstanding              $      0.01    $      0.04
                                         ===========    ===========

Weighted-average number
   of shares outstanding                   5,515,618      5,010,084
                                         ===========    ===========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 1998 and 1997
                                   (Unaudited)

                                                                         1998         1997
                                                                      ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                         $  63,779    $ 178,509
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                                   27,691       29,452
         Gain on sale of fixed assets                                      --        (48,499)
         Common stock issued for consulting fees                         69,700         --
         Interest income from shareholders capitalized as principal     (10,140)     (10,683)
         (Increase) decrease in
            Federal income taxes receivable                              33,000         --
            Inventory                                                     2,758         (556)
            Prepaid expenses                                             (8,238)     (23,517)
            Deferred tax asset and other                                   --           --
         Increase (decrease) in
            Accounts payable and other accrued liabilities               12,402      (26,369)
            Tenant deposits                                               1,010         --
            Income taxes payable                                           --         54,000
                                                                      ---------    ---------
Net cash provided by operating activities                               191,962      152,337
                                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Principal collections on note receivable                               5,447        3,386
   Net proceeds from sale of fixed assets                                  --        149,374
   Purchases of property and equipment                                     --         (1,081)
                                                                      ---------    ---------
Net cash used in investing activities                                     5,447      151,679
                                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Private placement of common stock                                    530,000         --
   Principal payments on long-term notes payable                        (39,241)     (60,057)
   Funds advanced to affiliated and shareholders - net                     --           --
   Dividends paid                                                       (52,440)    (150,301)
                                                                      ---------    ---------
Net cash used in financing activities                                   439,319     (210,358)
                                                                      ---------    ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                   635,728       93,658

Cash and cash equivalents at beginning of period                        149,952      267,856
                                                                      ---------    ---------

Cash and cash equivalents at end of period                            $ 785,680    $ 361,514
                                                                      =========    =========

                                  - Continued -

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                   Three months ended March 31, 1998 and 1997
                                   (Unaudited)

                                                        1998       1997
                                                       -------   --------
SUPPLEMENTAL DISCLOSURES OF
   INTEREST AND INCOME TAXES PAID

      Interest paid during the period                  $13,202   $ 17,291
                                                       =======   ========
      Income taxes paid (refunded)                     $  --     $   --
                                                       =======   ========


SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES

      Declaration of first quarter
         dividend at $0.01 and $0.04
         per share, respectively                       $61,445   $200,401
                                                       =======   ========




The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                           MILLION DOLLAR SALOON, INC.

                          Notes to Financial Statements



Note 1 - Basis of Presentation

Million Dollar Saloon, Inc. (Company) was incorporated under the laws of the State of Nevada on September 28, 1987. These financial statements reflect the books and records of Million Dollar Saloon, Inc. (Nevada), Million Dollar Saloon, Inc. (Texas), Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for the periods ended March 31, 1998 and 1997, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.

During interim periods, the Company follows the accounting policies set forth in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet data was derived from audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. Users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 1998.

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


Note 2 - Summary of Significant Accounting Policies

a) Accounting principles adopted and pending adoption

   In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", (SFAS130) which established standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS130 was effective for periods beginning after December 15, 1997. The Company does not have any items which would be required to be presented in this separate statement and experienced no material impact from this change in presentation of its consolidated financial statements.

                           MILLION DOLLAR SALOON, INC.

Note 2 - Summary of Significant Accounting Policies - Continued

a) Accounting principles adopted and pending adoption - continued

   In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", (SFAS131) which establishes revised standards for the method in which public business enterprises are to report information about operating segments in their annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This statement also revises the related disclosures about products and services, geographic areas and major customers. SFAS131 replaces the "industry segment" concept established in Statement of Financial Accounting Standard No. 14 with a "management approach" concept as the basis for identifying reportable segments. SFAS131 is effective for financial statements for annual periods beginning after December 31, 1997 and for interim periods presented after December 31, 1998. The Company does not anticipate a material impact from this change in disclosure presentation in its consolidated financial statements upon adoption of this standard.

Note 3 - Property and equipment

   During the first quarter of 1997, the Company sold a rental property for gross cash proceeds of approximately $149,474, net of closing costs, and recognized a gain of approximately $48,499.


Note 4 - Common stock transactions

On March 19, 1998, the Company sold 530,000 shares of restricted, unregistered common stock to an individual under a Stock Purchase Agreement (Agreement) at a price of $1.00 per share for total proceeds to the Company of$530,000. The Agreement also contains a "second closing" clause whereby the individual will acquire an additional 400,000 shares of equivalent restricted, unregistered common stock at $1.10 per share for gross proceeds of $440,000, on or before July 15, 1998.

Further, the Company has granted the individual the option to purchase an additional 1,000,000 shares of restricted, unregistered common stock at a price of $1.25 per share on or before February 28, 1999. The option expiration may be accelerated if the Company's common stock is traded on the NASDAQ Small-Cap Market or other national exchange and the closing bid price equals or exceeds $1.75 per share for 10 consecutive trading days (Trading Period). In this event, the expiration date of the option shall be the 90th day after the Trading Period and the Company must notify the individual of the acceleration in writing.

                           MILLION DOLLAR SALOON, INC.

Note 4 - Common stock transactions - Continued

On March 19, 1998, concurrent with the Stock Purchase Agreement discussed above, the Company entered into a Consulting Agreement with a separate individual for consulting, advisory and management services to be performed as directed by the Company's Board of Directors. The Consulting Agreement is for a term of one (1) year and may be terminated by either party with ten (10) days written notice. The compensation for the Consulting Agreement was paid in restricted, unregistered common stock of the Company as follows: 150,000 shares as payment for for consulting, advisory and management services to be performed as directed by the Company's Board of Directors and an additional 55,000 shares upon receipt of the $530,000 discussed above. An additional 45,000 shares will be issued to the consultant upon receipt of the $440,000 due on or before July 15, 1998.

The Company, upon execution of the Consulting Agreement and receipt of the $530,000 related to the Stock Purchase Agreement, issued the respective 150,000 and 55,000 shares due under the terms of the Consulting Agreement. These transactions were valued at approximately $0.34 per share, or an aggregate $69,700, which approximated the "fair value" of the Company's restricted stock issued on the transaction date.




                (Remainder of this page left blank intentionally)

Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

(1)   Results of Operations

Bar and restaurant operations remained relatively constant between the first quarter of 1998 as compared to the first quarter of 1997. Total bar and restaurant sales for the 1998 period were approximately $830,000 as compared to approximately $841,000 for the 1997 period. The decline of approximately $11,000 was due to fluctuations in patronage, which is dependent upon convention and visitor activity and other uncontrollable factors in the Dallas-Ft. Worth Metroplex geographic area. Additionally, rental income increased by approximately $15,000 for the same period from approximately $111,000 for the first quarter of 1997 to approximately $125,000 for the first quarter of 1998. This is due to scheduled increases in weekly rental income on the Company's properties.

The Company continues to seek effective marketing and advertising methods to maintain and increase its bar and restaurant patronage.

Cost of sales decreased by approximately $9,000 during the first three months of 1998 as compared to the same expenses for the same period in 1996. This decrease reflects the effect of the restructured inventory management controls which were implemented during the second quarter of 1997. Gross profit percentages increased slightly to 51.3% for the first three months of 1998 versus 50.2% for the first three months of 1997.

General and administrative expenses increased by approximately $109,000 in the first three months of 1998 versus the first three months of 1997. Included in this increase is a non-cash charge of $69,700 as compensation under the Consulting Agreement to Steve Wheeler, increased legal and professional fees incurred by management related to preliminary investigations of potential merger and/or acquisition candidates and development of overall corporate operational strategies and other broad based increases in general corporate overhead expenses. As of this filing, management has not identified any suitable merger or acquisition candidates as a result of their preliminary investigations. Further, management continues to monitor its expenditure levels to achieve optimum financial results.

Net income before income taxes, excluding the gain on the sale of fixed assets of approximately $48,000, was approximately $184,000 for the first three months of 1997 versus approximately $97,000 for the first three months of 1996. After-tax net income has declined by approximately $115,000 yielding earnings per share of approximately $0.01 per share for the first three months of 1998 as compared to approximately $0.04 per share for the first three months of 1997.


(2)   Liquidity

As of March 31, 1998, the Company has working capital of approximately $608,198 as compared to approximately $17,369at December 31, 1997 and approximately $103,000 at March 31, 1997. The Company achieved positive cash flows from operations of approximately $192,000 for the first three months of 1998 versus approximately $152,000 for the first three months of 1997. The Company's working capital position was greatly enhanced by the receipt of approximately $530,000 in proceeds related to the sale of approximately 530,000 shares of restricted, unregistered common stock on March 19, 1998.

The Company has identified no significant capital requirements for the current annual period. Liquidity requirements mandated by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management.

The Stock Purchase Agreement specifically details and limits the utilization of the $530,000 received as follows:1) potential acquisition of a similar bar and restaurant operation in Denver, Colorado; 2) expansion and renovation of the Company's existing Dallas, Texas bar and restaurant operation; 3) expansion and renovation of property owned by the Company which is under lease to an unrelated third party and which lease expires during 1998; 4) acquisition of treasury stock and 5) other corporate expenses related to strategic planning. As of this filing, the Company has no definitive agreements to acquire or expand any properties.

The Company anticipates the continuance of dividend payments and paid approximately $52,000 during the first quarter of 1998 and declared a dividend of approximately $61,400 to be paid in the second quarter of 1998. Future operating liquidity, debt service and dividend payments are expected to be sustained from continuing operations. Additionally, management is of the opinion that there is additional potential availability of incremental mortgage debt and the opportunity for the sale of additional common stock through either private placements or secondary offerings.


Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Changes in Securities

   On March 19, 1998, the Company sold 530,000 shares of restricted, unregistered common stock pursuant to an exemption from registration to Linda
   S. Weaver, an individual unrelated to the Company, (Weaver) for gross proceeds of $530,000. Weaver will also purchase an additional 400,000 shares of restricted, unregistered common stock at $1.10 per share, for gross proceeds of $440,000, on or before July 15, 1998. Further, the Company granted Weaver an option to purchase up to an additional 1,000,000 shares of restricted, unrestricted common stock on or before February 28, 1998 at a price of $1.25 per share. This option expires on February 28, 1998 and the expiration may be accelerated if the Company's common stock is traded on the NASDAQ Small-Cap Market or other national exchange and the closing bid price equals or exceeds $1.75 per share for 10 consecutive trading days (Trading Period). In this event, the expiration date of the option shall be the 90th day after the Trading Period and the Company must notify the individual of the acceleration in writing.

   On March 19, 1998, the Company issued an aggregate 205,000 shares of restricted, unregistered common stock to Steve Wheeler (Wheeler) under the terms of a Consulting Agreement for consulting, advisory and management services to be performed as directed by the Company's Board of Directors. The Consulting Agreement is for a term of one (1) year and may be terminated by either party with ten (10) days written notice. The compensation for the Consulting Agreement was paid in restricted, unregistered common stock of the Company as follows: 150,000 shares as payment for for consulting, advisory and management services to be performed as directed by the Company's Board of Directors and an additional 55,000 shares upon receipt of the $530,000 discussed above. An additional 45,000 shares will be issued to Wheeler upon receipt of the $440,000 due on or before July 15, 1998.

   Upon execution of the Consulting Agreement and receipt of the $530,000 related to the Stock Purchase Agreement, the Company issued to Wheeler the respective 150,000 and 55,000 shares due under the terms of the Consulting Agreement. These transactions were valued at approximately $0.34 per share, or an aggregate $69,700, which approximated the "fair value" of the Company's restricted stock issued on the transaction date.

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

     Exhibit 10.1 - Stock Purchase Agreement by and among Million Dollar Saloon,
                    Inc., Bjorn Heyerdahl, The Joshua Furrh Trust (Sellers) and Linda S. Weaver (Purchaser)

     Exhibit 10.2 - Consulting  Agreement by and between  Million Dollar Saloon,
                    Inc. and Steve Wheeler

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MILLION DOLLAR SALOON, INC.




April    30   , 1998                                      /s/ Nina J. Furrh
      --------                              ------------------------------------
                                                              Nina J. Furrh
                                                          President and Director



April    30   , 1998                                     /s/ Ronald W. Johnston
      --------                              -----------------------------------
                                                             Ronald W. Johnston
                                            Chief Financial Officer and Director