Form 10QSB
period 1998-06-30
MILLION DOLLAR SALOON INC
filed 1998-08-05
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


(Mark one)
   XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--------  ACT OF 1934

                  For the quarterly period ended June 30, 1998

-------- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________



                         Commission File Number: 0-27006
                                                 -------

                           MILLION DOLLAR SALOON, INC.
        (Exact name of small business issuer as specified in its charter)

         Nevada                                                  13-3428657
-----------------------                                 ------------------------
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

                           MILLION DOLLAR SALOON, INC.

                 Form 10-QSB for the Quarter ended June 30, 1998

                                Table of Contents


                                                                          Page
Part I - Financial Information

  Item 1 Financial Statements                                               3

  Item 2 Management's Discussion and Analysis or Plan of Operation         11


Part II - Other Information

  Item 1 Legal Proceedings                                                 12

  Item 2 Changes in Securities                                             12

  Item 3 Defaults Upon Senior Securities                                   12

  Item 4 Submission of Matters to a Vote of Security Holders               13

  Item 5 Other Information                                                 13

  Item 6 Exhibits and Reports on Form 8-K                                  13


Signatures                                                                 14



Part 1 - Item 1 - Financial Statements

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1998 and December 31, 1997

                                     ASSETS
                                                                     (Unaudited)    (Audited)
                                                                      June 30,      December 31,
                                                                        1998           1997
                                                                     -----------    -----------

CURRENT ASSETS
   Cash on hand and in bank                                          $   719,685    $   149,952
   Note receivable - current portion                                      22,604         22,604
   Prepaid income taxes receivable                                          --           37,248
   Inventory                                                              12,115         16,097
   Prepaid expenses                                                       80,828         73,544
                                                                     -----------    -----------

         Total current assets                                            835,232        299,445
                                                                     -----------    -----------


PROPERTY AND EQUIPMENT
   Buildings and related improvements                                  1,955,132      1,955,132
   Furniture and equipment                                               788,706        757,110
   Vehicles                                                               52,728         52,728
                                                                     -----------    -----------
                                                                       2,796,566      2,764,970
   Less accumulated depreciation                                      (1,520,298)    (1,475,570)
                                                                     -----------    -----------
                                                                       1,276,268      1,289,400
   Land                                                                  741,488        741,488
                                                                     -----------    -----------

         Net property and equipment                                    2,017,756      2,030,888
                                                                     -----------    -----------


OTHER ASSETS
   Note receivable - noncurrent portion                                   93,094        105,442
   Accounts receivable from officers,  shareholders and affiliates       825,965        805,684
   Organization costs, net of accumulated amortization
      of $42,152 and $34,658, respectively                                32,776         40,270
   Loan costs, net of accumulated amortization of
       $17,384 and $14,222 respectively                                   14,223         17,384
   Other                                                                   7,725          7,725
                                                                     -----------    -----------

         Total other assets                                              973,783        976,505
                                                                     -----------    -----------

TOTAL ASSETS                                                         $ 3,826,771    $ 3,306,838
                                                                     ===========    ===========

                                  - Continued -



The financial information presented herein has been prepared by management
  without audit by independent certified public accountants.                   3


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                       June 30, 1998 and December 31, 1997

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                            (Unaudited)    (Audited)
                                                              June 30,    December 31,
                                                                1998          1997
                                                           ------------   ------------

CURRENT LIABILITIES
   Current portion of long-term debt                       $   122,370    $   163,288
   Accounts payable - trade                                     32,462         22,571
   Accrued liabilities                                          51,733         35,622
   Dividends payable                                            61,445         54,095
   Tenant deposits                                               6,500          6,500
                                                           -----------    -----------

         Total current liabilities                             274,510        282,076
                                                           -----------    -----------


LONG-TERM LIABILITIES
   Long-term debt, net of current maturities                   296,514        334,872
   Deferred tax liability                                       98,936         98,936
                                                           -----------    -----------

         Total liabilities                                     669,960        715,884
                                                           -----------    -----------


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
   Preferred stock - $0.001 par value.  5,000,000 shares
      authorized.  None issued and outstanding                    --             --
   Common stock - $0.001 par value.  50,000,000 shares
      authorized.  6,144,451 and 5,409,451 issued
      and outstanding, respectively                              6,144          5,409
   Additional paid-in capital                                  598,965           --
   Retained earnings                                         2,581,702      2,585,545
                                                           -----------    -----------
                                                             3,186,811      2,590,954
     Treasury stock (30,000 shares at cost)                    (30,000)          --
                                                           -----------    -----------

         Total shareholders= equity                          3,156,811      2,590,954
                                                           -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 3,826,771    $ 3,306,838
                                                           ===========    ===========


The financial information presented herein has been prepared by management
  without audit by independent certified public accountants.                   4


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                Six and Three months ended June 30, 1998 and 1997
                                   (Unaudited)


                                      Six months      Six months    Three months   Three months
                                         ended           ended          ended          ended
                                     June 30, 1998   June 30, 1997  June 30, 1998  June 30, 1997
                                     -------------   -------------  -------------  -------------
REVENUES
   Bar and restaurant sales           $ 1,648,655    $ 1,772,768    $   818,713    $   931,698
   Rental income                          239,055        220,612        113,633        109,807
                                      -----------    -----------    -----------    -----------
      Total revenues                    1,887,710      1,993,380        932,346      1,041,505
                                      -----------    -----------    -----------    -----------

COST OF SALES - BAR
   AND RESTAURANT
   OPERATIONS                             986,748      1,040,515        522,195        567,957
                                      -----------    -----------    -----------    -----------

GROSS PROFIT                              900,962        952,865        410,151        474,548
                                      -----------    -----------    -----------    -----------

OPERATING EXPENSES
   General and administrative             672,652        520,330        306,465        263,200
   Interest                                25,610         34,339         19,438         17,048
   Depreciation and amortization           55,382         58,782         27,691         29,330
                                      -----------    -----------    -----------    -----------
      Total operating expenses            753,644        613,451        346,564        309,327
                                      -----------    -----------    -----------    -----------

INCOME FROM OPERATIONS                    147,618        339,414         63,587        164,970

OTHER INCOME (EXPENSES)
   Interest and other miscellaneous        29,163         20,019         16,115         10,453
   Gain on sale of fixed assets              --           48,499           --             --
                                      -----------    -----------    -----------    -----------

INCOME BEFORE
   INCOME TAXES                           176,481        407,932         79,702        175,423

INCOME TAX (EXPENSE)
   BENEFIT
   Currently payable                      (59,089)       (96,700)       (26,089)       (42,700)
   Deferred                                  --             --             --             --
                                      -----------    -----------    -----------    -----------

NET INCOME                            $   117,392    $   311,232    $    53,613    $   132,723
                                      ===========    ===========    ===========    ===========

Earnings per share of
   common stock outstanding                 $0.02          $0.06          $0.01          $0.03
                                            =====          =====          =====          =====

Weighted-average number
   of shares outstanding                5,831,771      5,010,084      6,144,451      5,010,084
                                      ===========    ===========    ===========    ===========



The financial information presented herein has been prepared by management
  without audit by independent certified public accountants.                   5


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 1998 and 1997
                                   (Unaudited)

                                                                        1998         1997
                                                                      ----------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                         $ 117,392    $ 311,232
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                                   55,382       58,782
         Gain on sale of fixed assets                                      --        (48,499)
         Common stock issued for consulting fees                         69,700         --
         Interest income from shareholders capitalized as principal     (20,281)     (20,825)
         (Increase) decrease in
            Federal income taxes receivable                              37,248         --
            Inventory                                                     3,982         (175)
            Prepaid expenses                                             (7,284)     (12,240)
         Increase (decrease) in
            Accounts payable and other accrued liabilities               19,161      (26,932)
            Tenant deposits                                                --          4,550
            Income taxes payable                                          6,841       46,700
                                                                      ---------    ---------
Net cash provided by operating activities                               282,141      312,593
                                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Principal collections on note receivable                              12,348        9,520
   Net proceeds from sale of fixed assets                                  --        149,374
   Purchases of property and equipment                                  (31,596)      (1,731)
                                                                      ---------    ---------
Net cash used in investing activities                                   (19,248)     157,163
                                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Private placement of common stock                                    530,000         --
   Principal payments on long-term notes payable                        (79,276)     (95,450)
   Funds advanced to affiliated and shareholders - net                     --           --
   Purchase of treasury stock                                           (30,000)     (11,247)
   Dividends paid                                                      (113,884)    (350,707)
                                                                      ---------    ---------
Net cash used in financing activities                                   306,840     (457,404)
                                                                      ---------    ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                   569,733       12,352

Cash and cash equivalents at beginning of period                        149,952      267,856
                                                                      ---------    ---------

Cash and cash equivalents at end of period                            $ 719,685    $ 280,208
                                                                      =========    =========

                                  - Continued -



The financial information presented herein has been prepared by management
  without audit by independent certified public accountants.                   6

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                     Six months ended June 30, 1998 and 1997
                                   (Unaudited)

                                                         1998        1997
                                                         --------   --------
SUPPLEMENTAL DISCLOSURES OF
   INTEREST AND INCOME TAXES PAID

      Interest paid during the period                    $ 25,610   $ 34,339
                                                         ========   ========

      Income taxes paid                                  $ 15,000   $ 50,000
                                                         ========   ========


SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES

      Declaration of second quarter dividend,
         payable in the third quarter at $0.01
         and $0.02 per share, respectively               $ 61,445   $100,276
                                                         ========   ========








The financial information presented herein has been prepared by management
  without audit by independent certified public accountants.                   7

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                          Notes to Financial Statements



Note 1 - Basis of Presentation

Million Dollar Saloon, Inc. (Company) was incorporated under the laws of the State of Nevada on September 28, 1987. These financial statements reflect the books and records of Million Dollar Saloon, Inc. (Nevada), Million Dollar Saloon, Inc. (Texas), Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for the periods ended June 30, 1998 and 1997, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.

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


Note 2 - Summary of Significant Accounting Policies

a) Accounting principles adopted and pending adoption
   --------------------------------------------------

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

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                    Notes to Financial Statements - Continued



Note 2 - Summary of Significant Accounting Policies - Continued

a) Accounting principles adopted and pending adoption - continued
   --------------------------------------------------------------

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


Note 4 - Common stock transactions

On March 19, 1998, the Company sold 530,000 shares of restricted, unregistered common stock to an individual under a Stock Purchase Agreement (Agreement) at a price of $1.00 per share for total proceeds to the Company of $530,000. The Agreement also contains a "second closing" clause whereby the individual will acquire an additional 400,000 shares of equivalent restricted, unregistered common stock at $1.10 per share for gross proceeds of $440,000, on or before July 15, 1998.

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

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                    Notes to Financial Statements - Continued



Note 4 - Common stock transactions - Continued

On March 19, 1998, concurrent with the Stock Purchase Agreement discussed above, the Company entered into a Consulting Agreement with a separate individual for consulting, advisory and management services to be performed as directed by the Company's Board of Directors. The Consulting Agreement is for a term of one (1) year and may be terminated by either party with ten (10) days written notice. The compensation for the Consulting Agreement was paid in restricted, unregistered common stock of the Company as follows: 150,000 shares as payment for consulting, advisory and management services to be performed as directed by the Company's Board of Directors and an additional 55,000 shares upon receipt of the $530,000 discussed above. An additional 45,000 shares will be issued to the consultant upon receipt of the $440,000 due on or before July 15, 1998.

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




                (Remainder of this page left blank intentionally)

Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS


(1)   Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.


(2)   Results of Operations

Bar and restaurant operations declined by approximately $130,000 (or approximately 7.0%) between the six months of 1998 and the first six months of 1997. The April to June quarter declined approximately $109,000 (or approximately 10.48%) from the second quarter 1998 and 1997. Total bar and restaurant sales for the year-to-date 1998 period were approximately $1,648,655 as compared to approximately $1,772,768 for the 1997 period. This decline was due to seasonal fluctuations in patronage, which is dependent upon convention and visitor activity and other uncontrollable factors in the Dallas-Ft. Worth
Metroplex   geographic   area.   Additionally,   rental   income   increased  by
approximately $18,000 for the first six months in 1998 from approximately $221,000 for the first six months of 1997 to approximately $239,000 for the first six months of 1998. This is due to scheduled increases in weekly rental income on the Company's properties.

The Company continues to seek effective marketing and advertising methods to maintain and increase its bar and restaurant patronage.

Cost of sales decreased by approximately $54,000 during the first six months of 1998 as compared to the same expenses for the same period in 1997. This decrease reflects the effect of the related declines in bar and restaurant revenues. Gross profit percentages profiled relatively consistently at 47.73% for the first six months of 1998 versus 47.80% for the first six months of 1997.

General and administrative expenses increased by approximately $150,000 in the first six months of 1998 versus the first six months of 1997. Included in this increase is a non-cash charge of $69,700 as compensation under the Consulting Agreement to Steve Wheeler, increased legal and professional fees incurred by management related to preliminary investigations of potential merger and/or acquisition candidates and development of overall corporate operational strategies and other broad based increases in general corporate overhead expenses. As of this filing, management has not identified any suitable merger or acquisition candidates as a result of their preliminary investigations. Further, management continues to monitor its expenditure levels to achieve optimum financial results.

Net income before income taxes, excluding the gain on the sale of fixed assets of approximately $48,000, was approximately $359,000 for the first six months of 1998 versus approximately $176,000 for the first six months of 1997. After-tax net income has declined by approximately $193,840 yielding earnings per share of approximately $0.01 per share for the first six months of 1998 as compared to approximately $0.06 per share for the first six months of 1997.

(3)   Liquidity

As of June 30, 1998, the Company has working capital of approximately $560,700 as compared to approximately $17,369 at December 31, 1997 and approximately
$34,400 at June 30, 1997. The Company achieved positive cash flows from operations of approximately $282,141 for the first six months of 1998 versus approximately $312,593 for the first six months of 1997. The Company's working capital position was greatly enhanced by the receipt of approximately $530,000 in proceeds related to the sale of approximately 530,000 shares of restricted, unregistered common stock on March 19, 1998. The overall decline in cash flows from operating activities is directly related to the reduction in bar and restaurant revenues, primarily during the second quarter of 1998.

The Company has identified no significant capital requirements for the current annual period. Liquidity requirements mandated by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management.

The Stock Purchase Agreement specifically details and limits the utilization of the $530,000 received as follows: 1) potential acquisition of a similar bar and restaurant operation in Denver, Colorado; 2) expansion and renovation of the Company's existing Dallas, Texas bar and restaurant operation; 3) expansion and renovation of property owned by the Company which is under lease to an unrelated third party and which lease expires during 1998; 4) acquisition of treasury stock and 5) other corporate expenses related to strategic planning. As of this filing, the Company has no definitive agreements to acquire or expand any properties.

The Company anticipates the continuance of dividend payments in future periods and paid approximately $52,000 and $61,900 during the first and second quarters of 1998, respectively, and declared a dividend of approximately $61,400 to be paid in the third quarter of 1998. Future operating liquidity, debt service and dividend payments are expected to be sustained from continuing operations. Additionally, management is of the opinion that there is additional potential availability of incremental mortgage debt and the opportunity for the sale of additional common stock through either private placements or secondary offerings.


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

   None





                (Remainder of this page left blank intentionally)

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MILLION DOLLAR SALOON, INC.


August    1   , 1998                                  /s/ Nina J. Furrh
       -------                     ------------------------------------
                                                          Nina J. Furrh
                                                 President and Director


August    1   , 1998                             /s/ Ronald W. Johnston
       -------                     ------------------------------------
                                                     Ronald W. Johnston
                                   Chief Financial Officer and Director