Form 10QSB
period 1998-09-30
MILLION DOLLAR SALOON INC
filed 1998-11-05
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
--------------------------------------------------------------------------------


(Mark one)
      XX          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
--------------    EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
--------------    ACT OF 1934

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 3, 1998: 6,144,451

Transitional Small Business Disclosure Format (check one):    YES       NO X
                                                                 ---      ---

                           MILLION DOLLAR SALOON, INC.

              Form 10-QSB for the Quarter ended September 30, 1998

                                Table of Contents


                                                                       Page
                                                                       ----
Part I - Financial Information

  Item 1 Financial Statements                                            3

  Item 2 Management's Discussion and Analysis or Plan of Operation      11


Part II - Other Information

  Item 1 Legal Proceedings                                              14

  Item 2 Changes in Securities                                          14

  Item 3 Defaults Upon Senior Securities                                14

  Item 4 Submission of Matters to a Vote of Security Holders            14

  Item 5 Other Information                                              14

  Item 6 Exhibits and Reports on Form 8-K                               14


Signatures                                                              15

Part 1 - Item 1 - Financial Statements

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 1998 and 1997
                                   (Unaudited)

                                                       ASSETS
                                                       ------


                                                                                    1998             1997
                                                                                -----------     ------------
CURRENT ASSETS
   Cash on hand and in bank                                                     $   730,242      $   266,738
   Note receivable - current portion                                                 22,604           21,011
   Inventory                                                                         14,438           10,743
   Prepaid expenses                                                                  90,682           63,424
                                                                                -----------      -----------

         Total current assets                                                       857,966          361,916
                                                                                -----------      -----------


PROPERTY AND EQUIPMENT
   Buildings and related improvements                                             1,987,513        1,955,132
   Furniture and equipment                                                          791,049          757,111
   Vehicles                                                                          52,728           52,728
                                                                                -----------      -----------
                                                                                  2,831,290        2,764,971
   Less accumulated depreciation                                                 (1,542,662)      (1,455,778)
                                                                                -----------      -----------
                                                                                  1,288,628        1,309,193
   Land                                                                            741,487          741,487
                                                                               -----------      -----------

         Net property and equipment                                               2,030,115        2,050,680
                                                                                -----------      -----------


OTHER ASSETS
   Note receivable - noncurrent portion                                              87,426          111,134
   Accounts receivable from officers,  shareholders and affiliates                  836,107          795,542
   Organization costs, net of accumulated amortization
      of $45,898 and $33,162, respectively                                           14,030           41,766
   Loan costs, net of accumulated amortization of
       $18,964 and $12,642 respectively                                              12,643           18,965
   Deferred tax asset                                                                     -           61,500
   Other                                                                              7,725           23,475
                                                                                -----------      -----------

         Total other assets                                                         972,931        1,052,382
                                                                                -----------      -----------

TOTAL ASSETS                                                                     $3,861,012       $3,464,978
                                                                                ===========      ===========



                                                    - Continued -


The financial information presented herein has been prepared by management
  without audit by independent certified public accountants.                   3

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                           September 30, 1998 and 1997
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------



                                                                         1998            1997
                                                                     ----------       ----------
CURRENT LIABILITIES
   Current portion of long-term debt                                 $  122,370       $  122,370
   Accounts payable - trade                                              26,311           20,120
   Accrued liabilities                                                   55,614           24,619
   Dividends payable                                                     61,445           78,280
   Federal income taxes payable                                           8,592                -
   Tenant deposits                                                        6,500           13,325
                                                                     ----------       ----------

         Total current liabilities                                      280,832          258,714
                                                                     ----------       ----------


LONG-TERM LIABILITIES
   Long-term debt, net of current maturities                            255,364          416,756
   Deferred tax liability                                                98,936           94,569
                                                                     ----------       ----------

         Total liabilities                                              635,132          770,039
                                                                     ----------       ----------


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
   Preferred stock - $0.001 par value.  5,000,000 shares
      authorized.  None issued and outstanding                                -                -
   Common stock - $0.001 par value.  50,000,000 shares
      authorized.  6,144,451 and 5,218,500 issued
      and outstanding, respectively.                                      6,143            5,219
   Additional paid-in capital                                           598,965            9,781
   Retained earnings                                                  2,650,772        2,691,186
                                                                     ----------       ----------
                                                                      3,255,880        2,706,186
   Treasury stock - at cost                                             (30,000)         (11,247)
                                                                     ----------       ----------

         Total shareholders= equity                                   2,225,880        2,694,939
                                                                     ----------       ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $3,861,012       $3,464,978
                                                                     ==========       ==========

The financial information presented herein has been prepared by management
  without audit by independent certified public accountants.                   4

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             Nine and Three months ended September 30, 1998 and 1997
                                   (Unaudited)




                                                  Nine months         Nine months      Three months   Three months
                                                     ended               ended             ended           ended
                                                 September 30,       September 30,     September 30,  September 30,
                                                     1998                1997              1998            1997
REVENUES
   Bar and restaurant sales                        $2,549,190         $2,605,627        $  900,535        $832,859
   Rental income                                      378,579            330,417           139,524         109,805
                                                   ----------         ----------        ----------      ----------
      Total revenues                                2,927,769          2,936,044         1,040,059         942,664
                                                   ----------         ----------        ----------      ----------

COST OF SALES - BAR AND
   RESTAURANT OPERATIONS                            1,504,252          1,507,790           517,504         467,275
                                                   ----------         ----------        ----------      ----------

GROSS PROFIT                                        1,423,517          1,428,254           522,555         475,389
                                                   ----------         ----------        ----------      ----------

OPERATING EXPENSES
   General and administrative expenses                972,561            782,376           299,908         262,046
   Interest expense                                    36,904             49,976            11,295          15,637
   Depreciation and amortization                       83,074             87,110            27,692          28,328
                                                   ----------         ----------        ----------      ----------
      Total operating expenses                      1,092,539            919,462           338,895         306,011
                                                   ----------         ----------        ----------      ----------

INCOME FROM OPERATIONS                                330,978            508,792           183,660         169,378

OTHER INCOME (EXPENSES)
   Interest and other miscellaneous                    45,086             38,035            15,923          18,016
   Gain on sale of fixed assets                             -             48,499                 -               -
                                                   ----------         ----------        ----------      ----------

INCOME BEFORE
   INCOME TAXES                                       376,064            595,326           199,583         187,394

INCOME TAX (EXPENSE) BENEFIT
   Currently payable                                 (128,159)          (125,000)          (69,070)        (28,300)
   Deferred                                                 -                  -                 -               -
                                                   ----------         ----------        ----------      ----------

NET INCOME                                         $  247,905         $  470,326        $  130,513        $159,094
                                                   ==========         ==========        ==========      ==========

Earnings per share of
   common stock outstanding                             $0.04              $0.09             $0.02           $0.03
                                                         ====               ====              ====            ====

Weighted-average number
   of shares outstanding                            5,937,143          5,018,406         6,144,451       5,034,780
                                                   ==========         ==========        ==========      ==========



The financial information presented erein has been prepared by management
 without audit by independent certified public accountants.                    5

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 1998 and 1997
                                   (Unaudited)




                                                                                 Nine months      Nine months
                                                                                    ended             ended
                                                                                September 30,     September 30,
                                                                                    1998               1997
                                                                                -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                       $247,905          $470,326
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                                                83,074            87,110
         Gain on sale of fixed assets                                                      -           (48,499)
         Common stock issued for consulting fees                                      69,700                 -
         Interest income from shareholders capitalized as principal                  (30,423)          (30,966)
         (Increase) decrease in
            Federal income taxes receivable                                           37,248                 -
            Inventory                                                                  1,659               426
            Prepaid expenses                                                         (17,138)          (25,706)
         Increase (decrease) in
            Accounts payable and other accrued liabilities                            23,730           (29,875)
            Tenant deposits                                                                -             6,825
            Income taxes payable                                                       8,592                 -
                                                                                   ---------         ---------
Net cash provided by operating activities                                            424,347           429,641
                                                                                   ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Principal collections on note receivable                                           18,016            15,085
   Net proceeds from sale of fixed assets                                                  -           150,374
   Purchases of property and equipment                                               (66,319)           (1,731)
                                                                                   ---------         ---------
Net cash used in investing activities                                                (48,303)          163,728
                                                                                   ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Private placement of common stock                                                 530,000                 -
   Principal payments on notes payable                                              (120,426)         (132,257)
   Purchase of treasury stock                                                        (30,000)          (11,247)
   Dividends paid                                                                   (175,328)         (450,983)
                                                                                   ---------         ---------
Net cash used in financing activities                                                204,246          (594,487)
                                                                                   ---------         ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                                580,290            (1,118)
Cash and cash equivalents at beginning of period                                     149,952           267,856
                                                                                   ---------         ---------
Cash and cash equivalents at end of period                                          $730,242          $266,738
                                                                                   =========         =========



                                                    - Continued -


The financial information presented erein has been prepared by management
 without audit by independent certified public accountants.                    6

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                  Nine months ended September 30, 1998 and 1997
                                   (Unaudited)

                                                 Nine months        Nine months
                                                    ended              ended
                                                 September 30,     September 30,
                                                    1998               1997
                                                 -------------     -------------
SUPPLEMENTAL DISCLOSURES OF
   INTEREST AND INCOME TAXES PAID

      Interest paid during the period             $36,904            $49,976
                                                   ======             ======
      Income taxes paid (refunded)                $82,319            $125,000
                                                   ======             =======


SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES

      Declaration of third quarter
         dividend at $0.01 and $0.015
         per share, respectively                  $61,445            $78,279
                                                   ======             ======













The financial information presented erein has been prepared by management
 without audit by independent certified public accountants.                    7

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                          Notes to Financial Statements


Note 1 - Basis of Presentation

Million Dollar Saloon, Inc. (Company) was incorporated under the laws of the State of Nevada on September 28, 1987. These financial statements reflect the books and records of Million Dollar Saloon, Inc. (Nevada), Million Dollar Saloon, Inc. (Texas), Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for the periods ended September 30, 1998 and 1997, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.

During interim periods, the Company follows the accounting policies set forth in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB filed with the Securities and Exchange Commission. The accompanying financial statements do not include all disclosures required by generally accepted accounting principles. Users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB when reviewing the interim financial results presented herein.

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


Note 2 - Summary of Significant Accounting Policies

a) Accounting principles adopted and pending adoption

   In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130, AReporting Comprehensive Income@, (SFAS130) which established standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS130 was effective for periods beginning after December 15, 1997. The Company does not have any items which would be required to be presented in this separate statement and experienced no material impact from this change in presentation of its consolidated financial statements.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                    Notes to Financial Statements - Continued


Note 2 - Summary of Significant Accounting Policies - Continued

a) Accounting principles adopted and pending adoption - continued

   In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 131, ADisclosures About Segments of an Enterprise and Related Information@, (SFAS131) which establishes revised standards for the method in which public business enterprises are to report information about operating segments in their annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This statement also revises the related disclosures about products and services, geographic areas and major customers. SFAS131 replaces the Aindustry segment@ concept established in Statement of Financial Accounting Standard No. 14 with a Amanagement approach@ concept as the basis for identifying reportable segments. SFAS131 is effective for financial statements for annual periods beginning after December 31, 1997 and for interim periods presented after December 31, 1998. The Company does not anticipate a material impact from this change in disclosure presentation in its consolidated financial statements upon adoption of this standard.


Note 3 - Property and equipment

   During the first quarter of 1997, the Company sold a rental property for gross cash proceeds of approximately $149,474, net of closing costs, and recognized a gain of approximately $48,499.


Note 4 - Common stock transactions

On March 19, 1998, the Company sold 530,000 shares of restricted, unregistered common stock to an individual under a Stock Purchase Agreement (Agreement) at a price of $1.00 per share for total proceeds to the Company of$530,000. The Agreement also contains a Asecond closing@ clause whereby the individual will acquire an additional 400,000 shares of equivalent restricted, unregistered common stock at $1.10 per share for gross proceeds of $440,000, on or before July 15, 1998. As of September 30, 1998 and through the date of this filing, no additional shares of common stock have been sold under this Agreement.

Further, the Company has granted the individual the option to purchase an additional 1,000,000 shares of restricted, unregistered common stock at a price of $1.25 per share on or before February 28, 1999. The option expiration may be accelerated if the Company=s common stock is traded on the NASDAQ Small-Cap Market or other national exchange and the closing bid price equals or exceeds $1.75 per share for 10 consecutive trading days (Trading Period). In this event, the expiration date of the option shall be the 90th day after the Trading Period and the Company must notify the individual of the acceleration in writing.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                    Notes to Financial Statements - Continued


Note 4 - Common stock transactions - Continued

On March 19, 1998, concurrent with the Stock Purchase Agreement discussed above, the Company entered into a Consulting Agreement with a separate individual for consulting, advisory and management services to be performed as directed by the Company=s Board of Directors. The Consulting Agreement is for a term of one (1) year and may be terminated by either party with ten (10) days written notice. The compensation for the Consulting Agreement was paid in restricted, unregistered common stock of the Company as follows: 150,000 shares as payment for consulting, advisory and management services to be performed as directed by the Company=s Board of Directors and an additional 55,000 shares upon receipt of the $530,000 discussed above. An additional 45,000 shares will be issued to the consultant upon receipt of the $440,000 due on or before July 15, 1998.

The Company, upon execution of the Consulting Agreement and receipt of the $530,000 related to the Stock Purchase Agreement, issued the respective 150,000 and 55,000 shares due under the terms of the Consulting Agreement. These transactions were valued at approximately $0.34 per share, or an aggregate $69,700, which approximated the Afair value@ of the Company=s restricted stock issued on the transaction date.




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


Period ended September 30, 1998 as compared to the Period ended
September 30, 1997

Results of Operations

Bar and restaurant operations declined by approximately $56,000 (or approximately 2.0%) between the nine months of 1998 and the first nine months of 1997. The July to September quarter increased approximately $68,000 (or approximately 8.1%) in the third quarter 1998 compared to the third quarter of 1997. Total bar and restaurant sales for the year-to-date 1998 period were approximately $2,549,000 as compared to approximately $2,606,000 for the 1997 period. This decline was due to seasonal fluctuations in patronage, which is dependent upon convention and visitor activity and other uncontrollable factors in the Dallas-Ft. Worth Metroplex geographic area. Additionally, rental income increased by approximately $48,000 for the first nine months in 1998 from approximately $330,000 for the first nine months of 1997 to approximately $379,000 for the first nine months of 1998. This increase in rental revenues is related to the renewal of a lease on one of the Company=s properties.

The Company continues to seek effective marketing and advertising methods to maintain and increase its bar and restaurant patronage.

Cost of sales decreased by approximately $4,000 during the first nine months of 1998 as compared to the same expenses for the same period in 1997. This decrease reflects the effect of the related declines in bar and restaurant revenues. Gross profit percentages profiled relatively consistently at 48.62% for the first nine months of 1998 versus 48.65% for the first nine months of 1997.

General and administrative expenses increased by approximately $173,000 in the first nine months of 1998 versus the first six months of 1997. Included in this increase is a non-cash charge of $69,700 as compensation under the Consulting Agreement to Steve Wheeler, increased legal and professional fees incurred by management related to preliminary investigations of potential merger and/or acquisition candidates and development of overall corporate operational strategies and other broad based increases in general corporate overhead expenses. As of this filing, management has not identified any suitable merger or acquisition candidates as a result of their preliminary investigations. Further, management continues to monitor its expenditure levels to achieve optimum financial results.

Net income before income taxes, excluding the gain on the sale of fixed assets of approximately $48,000, was approximately $547,000 for the first nine months of 1997 versus approximately $376,000 for the first nine months of 1998. After-tax net income has declined by approximately $222,000 yielding earnings per share of approximately $0.04 per share for the first nine months of 1998 as compared to approximately $0.09 per share for the first nine months of 1997.


(3)   Liquidity

As of September 30, 1998, the Company has working capital of approximately $577,000 as compared to approximately $17,000 at December 31, 1997 and approximately $103,000 at September 30, 1998. The Company achieved positive cash flows from operations of approximately $424,000 for the first nine months of 1998 versus approximately $430,000 for the first nine months of 1997. The
Company=s working capital position was greatly enhanced by the receipt of approximately $530,000 in proceeds related to the sale of approximately 530,000 shares of restricted, unregistered common stock on March 19, 1998.

The Company has identified no significant capital requirements for the current annual period. However, the Company has incurred approximately $66,000 in capitalized expenditures related to repairs and renovations on the Company=s properties. Any liquidity requirements which may be required by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management.

The Stock Purchase Agreement specifically details and limits the utilization of the $530,000 received as follows:1) potential acquisition of a similar bar and restaurant operation in Denver, Colorado; 2) expansion and renovation of the Company=s existing Dallas, Texas bar and restaurant operation; 3) expansion and renovation of property owned by the Company which is under lease to an unrelated third party and which lease expires during 1998; 4) acquisition of treasury stock and 5) other corporate expenses related to strategic planning. As of this filing, the Company has no definitive agreements to acquire or expand any properties.

The Company anticipates the continuance of dividend payments in future periods and paid approximately $175,000 during the first three quarters of 1998 and declared a dividend of approximately $61,400 to be paid in the fourth quarter of 1998. Future operating liquidity, debt service and dividend payments are expected to be sustained from continuing operations. Additionally, management is of the opinion that there is additional potential availability of incremental mortgage debt and the opportunity for the sale of additional common stock through either private placements or secondary offerings.


Period ended September 30, 1997 as compared to the Period ended
September 30, 1996.

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

Liquidity and Capital Resources

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



                (Remainder of this page left blank intentionally)

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

                                                     MILLION DOLLAR SALOON, INC.




November    4   , 1998                                 /s/ Nina J. Furrh
         -------                             -----------------------------------
                                                                   Nina J. Furrh
                                                          President and Director



November    4   , 1998                               /s/ Ronald W. Johnston
         -------                             -----------------------------------
                                                              Ronald W. Johnston
                                            Chief Financial Officer and Director