Form 10QSB/A
period 1998-09-30
MILLION DOLLAR SALOON INC
filed 1999-02-24
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

--------------------------------------------------------------------------------

(Mark one)
    XX    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--------  ACT OF 1934


                For the quarterly period ended September 30, 1998

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



This  amendment   includes  a  discussion   related  to  the   Registrant's  Y2K
preparedness.




Part 1 - Item 1 - Financial Statements

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 1998 and 1997
                                   (Unaudited)

                                     ASSETS
                                     ------
                                                                        1998           1997
                                                                     ----------     -----------

CURRENT ASSETS
   Cash on hand and in bank                                          $   730,242    $   266,738
   Note receivable - current portion                                      22,604         21,011
   Inventory                                                              14,438         10,743
   Prepaid expenses                                                       90,682         63,424
                                                                     -----------    -----------

         Total current assets                                            857,966        361,916
                                                                     -----------    -----------


PROPERTY AND EQUIPMENT
   Buildings and related improvements                                  1,987,513      1,955,132
   Furniture and equipment                                               791,049        757,111
   Vehicles                                                               52,728         52,728
                                                                     -----------    -----------
                                                                       2,831,290      2,764,971
   Less accumulated depreciation                                      (1,542,662)    (1,455,778)
                                                                     -----------    -----------
                                                                       1,288,628      1,309,193
   Land                                                                  741,487        741,487
                                                                     -----------    -----------

         Net property and equipment                                    2,030,115      2,050,680
                                                                     -----------    -----------


OTHER ASSETS
   Note receivable - noncurrent portion                                   87,426        111,134
   Accounts receivable from officers,  shareholders and affiliates       836,107        795,542
   Organization costs, net of accumulated amortization
      of $45,898 and $33,162, respectively                                14,030         41,766
   Loan costs, net of accumulated amortization of
       $18,964 and $12,642 respectively                                   12,643         18,965
   Deferred tax asset                                                       --           61,500
   Other                                                                   7,725         23,475
                                                                     -----------    -----------

         Total other assets                                              972,931      1,052,382
                                                                     -----------    -----------

TOTAL ASSETS                                                         $ 3,861,012    $ 3,464,978
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



                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                           September 30, 1998 and 1997
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                               1998           1997
                                                           -----------    -----------

CURRENT LIABILITIES
   Current portion of long-term debt                       $   122,370    $   122,370
   Accounts payable - trade                                     26,311         20,120
   Accrued liabilities                                          55,614         24,619
   Dividends payable                                            61,445         78,280
   Federal income taxes payable                                  8,592           --
   Tenant deposits                                               6,500         13,325
                                                           -----------    -----------

         Total current liabilities                             280,832        258,714
                                                           -----------    -----------


LONG-TERM LIABILITIES
   Long-term debt, net of current maturities                   255,364        416,756
   Deferred tax liability                                       98,936         94,569
                                                           -----------    -----------

         Total liabilities                                     635,132        770,039
                                                           -----------    -----------


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
   Preferred stock - $0.001 par value.  5,000,000 shares
      authorized.  None issued and outstanding                    --             --
   Common stock - $0.001 par value.  50,000,000 shares
      authorized.  6,144,451 and 5,218,500 issued
      and outstanding, respectively                              6,143          5,219
   Additional paid-in capital                                  598,965          9,781
   Retained earnings                                         2,650,772      2,691,186
                                                           -----------    -----------
                                                             3,255,880      2,706,186
   Treasury stock - at cost                                    (30,000)       (11,247)
                                                           -----------    -----------

         Total shareholders' equity                          2,225,880      2,694,939
                                                           -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 3,861,012    $ 3,464,978
                                                           ===========    ===========



The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               4



                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             Nine and Three months ended September 30, 1998 and 1997
                                   (Unaudited)

                                         Nine months    Nine months   Three months    Three months
                                            ended          ended         ended           ended
                                        September 30,  September 30,  September 30,   September 30,
                                             1998          1997           1998            1997
                                        -------------  -------------  -------------   -------------

REVENUES
   Bar and restaurant sales              $ 2,549,190    $ 2,605,627    $   900,535    $   832,859
   Rental income                             378,579        330,417        139,524        109,805
                                         -----------    -----------    -----------    -----------
      Total revenues                       2,927,769      2,936,044      1,040,059        942,664
                                         -----------    -----------    -----------    -----------

COST OF SALES - BAR AND
   RESTAURANT OPERATIONS                   1,504,252      1,507,790        517,504        467,275
                                         -----------    -----------    -----------    -----------

GROSS PROFIT                               1,423,517      1,428,254        522,555        475,389
                                         -----------    -----------    -----------    -----------

OPERATING EXPENSES
   General and administrative expenses       972,561        782,376        299,908        262,046
   Interest expense                           36,904         49,976         11,295         15,637
   Depreciation and amortization              83,074         87,110         27,692         28,328
                                         -----------    -----------    -----------    -----------
      Total operating expenses             1,092,539        919,462        338,895        306,011
                                         -----------    -----------    -----------    -----------

INCOME FROM OPERATIONS                       330,978        508,792        183,660        169,378

OTHER INCOME (EXPENSES)
   Interest and other miscellaneous           45,086         38,035         15,923         18,016
   Gain on sale of fixed assets                 --           48,499           --             --
                                         -----------    -----------    -----------    -----------

INCOME BEFORE
   INCOME TAXES                              376,064        595,326        199,583        187,394

INCOME TAX (EXPENSE) BENEFIT
   Currently payable                        (128,159)      (125,000)       (69,070)       (28,300)
   Deferred                                     --             --             --             --
                                         -----------    -----------    -----------    -----------

NET INCOME                               $   247,905    $   470,326    $   130,513    $   159,094
                                         ===========    ===========    ===========    ===========

Earnings per share of
   common stock outstanding                    $0.04          $0.09          $0.02          $0.03
                                               =====          =====          =====          =====

Weighted-average number
   of shares outstanding                   5,937,143      5,018,406      6,144,451      5,034,780
                                         ===========    ===========    ===========    ===========


The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               5



                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 1998 and 1997
                                   (Unaudited)

                                                                    Nine months     Nine months
                                                                       ended           ended
                                                                   September 30,   September 30,
                                                                        1998         1997
                                                                   -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                         $ 247,905    $ 470,326
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                                   83,074       87,110
         Gain on sale of fixed assets                                      --        (48,499)
         Common stock issued for consulting fees                         69,700         --
         Interest income from shareholders capitalized as principal     (30,423)     (30,966)
         (Increase) decrease in
            Federal income taxes receivable                              37,248         --
            Inventory                                                     1,659          426
            Prepaid expenses                                            (17,138)     (25,706)
         Increase (decrease) in
            Accounts payable and other accrued liabilities               23,730      (29,875)
            Tenant deposits                                                --          6,825
            Income taxes payable                                          8,592         --
                                                                      ---------    ---------
Net cash provided by operating activities                               424,347      429,641
                                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Principal collections on note receivable                              18,016       15,085
   Net proceeds from sale of fixed assets                                  --        150,374
   Purchases of property and equipment                                  (66,319)      (1,731)
                                                                      ---------    ---------
Net cash used in investing activities                                   (48,303)     163,728
                                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Private placement of common stock                                    530,000         --
   Principal payments on notes payable                                 (120,426)    (132,257)
   Purchase of treasury stock                                           (30,000)     (11,247)
   Dividends paid                                                      (175,328)    (450,983)
                                                                      ---------    ---------
Net cash used in financing activities                                   204,246     (594,487)
                                                                      ---------    ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                   580,290       (1,118)
Cash and cash equivalents at beginning of period                        149,952      267,856
                                                                      ---------    ---------
Cash and cash equivalents at end of period                            $ 730,242    $ 266,738
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

                                                     Nine months    Nine months
                                                        ended          ended
                                                    September 30,  September 30,
                                                       1998            1997
                                                    -------------  -------------
SUPPLEMENTAL DISCLOSURES OF
   INTEREST AND INCOME TAXES PAID

      Interest paid during the period                 $ 36,904       $ 49,976
                                                      ========       ========
      Income taxes paid (refunded)                    $ 82,319       $125,000
                                                      ========       ========


SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES

      Declaration of third quarter
         dividend at $0.01 and $0.015
         per share, respectively                      $ 61,445       $ 78,279
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

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                    Notes to Financial Statements - Continued


Note 2 - Summary of Significant Accounting Policies - Continued

a) Accounting principles adopted and pending adoption - continued
   --------------------------------------------------

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


Period ended  September  30, 1998 as compared to the Period ended  September 30,
1997

Results of Operations

Bar and restaurant operations declined by approximately $56,000 (or approximately 2.0%) between the nine months of 1998 and the first nine months of 1997. The July to September quarter increased approximately $68,000 (or approximately 8.1%) in the third quarter 1998 compared to the third quarter of 1997. Total bar and restaurant sales for the year-to-date 1998 period were approximately $2,549,000 as compared to approximately $2,606,000 for the 1997 period. This decline was due to seasonal fluctuations in patronage, which is dependent upon convention and visitor activity and other uncontrollable factors in the Dallas-Ft. Worth Metroplex geographic area. Additionally, rental income increased by approximately $48,000 for the first nine months in 1998 from approximately $330,000 for the first nine months of 1997 to approximately $379,000 for the first nine months of 1998. This increase in rental revenues is related to the renewal of a lease on one of the Company's properties.

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

The Company has identified no significant capital requirements for the current annual period. However, the Company has incurred approximately $66,000 in capitalized expenditures related to repairs and renovations on the Company's properties. Any liquidity requirements which may be required by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management.

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

Year 2000 Considerations
------------------------

The Year 2000 (Y2K) date change is believed to affect virtually all computers and organizations. The Company has undertaken a comprehensive review of its information systems, including personal computers, software and peripheral devices, and its general communications systems. The Company has no direct electronic links with any customer or supplier. In addition, the Company has held discussions with certain of its software suppliers with respect to the Y2K date change. While the Company has not completed its detailed review, as a preliminary assessment, the Company believes, as of the date of this filing, that it will not be required to modify or replace significant portions of its software and any such modifications or replacements are, or will be, readily available. The Company anticipates that it will complete its detailed review by March 31, 1999 and complete any modifications, upgrades or replacements during the second quarter of 1999.

The Company is also planning to hold discussions with its significant suppliers, shippers, customers and other external business partners related to their readiness for the Y2K date change.

The Company does not expect the costs associated with the Y2K date change compliance to have a material effect on its financial position or its results of operations. There can be no assurance until January 1, 2000, however, that all of the Company's systems, and the systems of its suppliers, shippers, customers or other external business partners will function adequately.

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