Form 10KSB
period 1998-12-31
MILLION DOLLAR SALOON INC
filed 1999-03-03
CIK 1002396

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 FOR THE
                       FISCAL YEAR ENDED DECEMBER 31, 1998

                         Commission File Number: 0-27006

                           MILLION DOLLAR SALOON, INC.
                 (Name of Small Business Issuer in Its Charter

                                                               13-3428657
           Nevada                                             (IRS Employer
  (State of Incorporation)                                Identification No.)


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

         Check whether the issuer (i) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         The issuer's revenues for the fiscal year ended December 31, 1998 were $3,664,188. The aggregate market value of common stock held by non-affiliates of the issuer at March 1, 1999, based upon the closing bid price on The OTC Electronic Bulletin Board on said date, was $1,508,598. As of March 1, 1999, there were 5,731,778 shares of the issuer's common stock outstanding.

                       Documents Incorporated by Reference
         No documents, other than certain exhibits, have been incorporated by reference into this report.

================================================================================



                                TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----

PART I....................................................................................3

         ITEM 1.  DESCRIPTION OF BUSINESS.................................................3

         ITEM 2.  PROPERTIES..............................................................8

         ITEM 3.  LEGAL PROCEEDINGS.......................................................9

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS....................10

PART II..................................................................................10

         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS................................................................10

         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..............11

         ITEM 7.  FINANCIAL STATEMENTS...................................................14

         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE....................................14

PART III.................................................................................14

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.............14

         ITEM 10.  EXECUTIVE COMPENSATION................................................15

         ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.............................................................16

         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................17

         ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K......................................17


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

ITEM 1.  DESCRIPTION OF BUSINESS

General

         Million Dollar Saloon Inc. (the "Company") was incorporated under the laws of the State of Nevada on September 28, 1987. The Company provides management support and conducts its business operations through its wholly-owned operating subsidiaries: Furrh, Inc., Tempo Tamers, Inc., Don, Inc. and Corporation Lex.

         Furrh, Inc. ("Furrh") was incorporated under the laws of the State of Texas on February 25, 1974. Furrh provides management services to Tempo Tamers, Inc. ("Tempo"), its wholly-owned subsidiary. Tempo was incorporated under the laws of the State of Texas on July 3, 1978. Tempo operates an adult entertainment lounge and restaurant facility, located in Dallas, Texas under the registered trademark and trade name "Million Dollar Saloon7."

         Don, Inc. ("Don") was incorporated under the laws of the State of Texas on November 8, 1973. Don owns and manages commercial rental property located in Tarrant County, Texas.

         Corporation Lex ("Lex") was incorporated under the laws of the State of Texas on November 30, 1984. Lex owns and manages commercial rental property located in Dallas County, Texas.

         Unless otherwise indicated, the "Company" refers to the Company, each of its wholly-owned subsidiaries and Tempo.

         The Company is based in Dallas, Texas and currently conducts business in two distinct areas:

               Owning and operating an adult cabaret.

               Owning and managing income producing commercial real estate.

Adult Cabaret

         General. The Company, through Tempo, owns and operates an adult cabaret under the name "The Million Dollar Saloon," which is its primary business operation. The Million Dollar Saloon opened in 1982 with the intent of establishing a sophisticated entertainment environment focused on attracting a professional clientele. To enhance the club's appeal to its target market, The Million Dollar Saloon offers restaurant and first-class bar service conducive to attracting businessmen and out-of-town convention clientele. The Company continues to explore the expansion of the adult cabaret segment of its business by establishing additional Million Dollar Saloons or acquiring and operating similar facilities in selected cities. As of the date of this report, no specific locations have been identified.

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

         Management also reviews all credit card charges made by customers while at The Million Dollar Saloon. Specifically, the Company's policy is that all credit card charges must be approved, in writing, by management before any charges are accepted. Management of the club is particularly trained to review credit card charges to ensure that the only credit card charges approved for payment are for food, drink and entertainment at The Million Dollar Saloon.

         Food and Drink. The Company believes a key to the success of a premier adult cabaret is a quality, first-class bar and restaurant operation to complement its adult entertainment. The Company's restaurant operation is a full service operation which provides business lunch buffets and a full-scale lunch and dinner menu service offering hot and cold appetizers, salads, seafood, steak and other entrees. A variety of premier wines are offered to compliment any customer's lunch or dinner selection. The Company employs a full-time Service Manager who is in charge of recruiting and training a professional waitress staff and ensuring that each customer receives prompt and courteous service. The Company also employs a Chef and a Bar Manager. The Bar Manager is responsible for stocking, inventory control, and scheduling of bar staff.

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

        Atmosphere. The Million Dollar Saloon maintains an elegant European atmosphere through its Italian decor and other customer related amenities. The furniture and furnishings in The Million Dollar Saloon create the feeling of an upscale restaurant. The club offers a gourmet menu, two cigar humidors and an extensive champagne and wine list. The sound system design provides a quality sound at levels so conversation can take place. The Million Dollar Saloon also provides a state-of-the-art light show and employs a sound and light engineer to upgrade, monitor, and maintain the sound and light systems. Management constantly monitors the environment of The Million Dollar Saloon for music selection, customer service, appearance, and ambience.

         VIP Area. To emphasize service for the upper-end of the business market, the Company maintains a VIP mezzanine encompassing the upstairs area of The Million Dollar Saloon facility. The VIP area is opened to individuals who pay an increased daily admission charge or purchase annual or lifetime memberships. The VIP area provides a higher level of luxury in its decor and more personalized services. The VIP area consists of approximately 1,800 square feet for food and entertainment purposes and has an occupancy of 100 persons. Catering to the upscale VIP customer, this area includes "The Champagne Room" accessible for an additional fee. The downstairs club and dining area consists of approximately 4,500 square feet for entertainment purposes and can accommodate 250 persons. The lower level also offers "The Blue Room", an area for bachelor and other private parties.

         Advertising and Promotion. The Company's marketing philosophy is to portray The Million Dollar Saloon as a premiere adult cabaret providing female entertainment in a sophisticated, discreet environment for its patrons. Hotel publications, local radio, cable television, newspapers, billboards, and a variety of promotional campaigns ensure that the public recognizes The Million Dollar Saloon name.

Future Expansion

         The Company has not determined the precise locations or nature of its future expansion, but it believes, based upon its experience, that opportunities for expansion exist primarily in the Southwest United States. Management is presently researching the gaming and theatrical production industries as possible areas for expansion. The Company may expand through the acquisition of sports bars and casual clubs that would not use the trademark "The Million
Dollar Saloon." In determining which cities may be suitable locations for expansion, a variety of factors will be considered, including, but not limited to, the current regulatory environment, the availability of sites located in high traffic commercial areas suitable for conversion to The Million Dollar Saloon style cabarets or sports bars or casual clubs, potential competition in the area, current market conditions and profitability of other adult cabarets in the city.

Competition

         The adult entertainment nightclub industry is highly competitive with respect to price, service, location, and the professionalism of its entertainment. The Million Dollar Saloon competes with many locally-owned adult cabarets in Dallas, Texas, certain of which may enjoy recognition that equals that of The Million Dollar Saloon. While there may be local governmental restrictions on the location of a so-called "sexually oriented business", there are no barriers to entry into the adult cabaret market. There are in excess of 30 adult cabarets located in the Dallas, Texas metropolitan area of which three are in direct competition with the Million Dollar Saloon. The Company believes that the combination of its existing name recognition and its distinctive and unique entertainment environment will allow the Company to effectively compete within this industry.

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

         Various groups have increasingly advocated certain restrictions on "happy hour" and other promotions involving alcoholic beverages. The Company believes its entertainment value, admittance charge beginning after normal "happy hours" and its policies of not discounting drink prices are effective tools in promoting its business. The Company cannot predict whether additional restrictions on the promotion of sales of alcoholic beverages will be adopted, or if adopted, the effect of such restrictions on its business.

         Beyond various regulatory requirements affecting the sale of alcoholic beverages, the location of an adult cabaret is subject to restriction by city ordinance. In Dallas, the Company is subject to "The Sexually Oriented Business Ordinance" (the "Ordinance") which contains prohibitions on the location of an adult cabaret. The prohibitions deal generally with distance from schools, churches, and other sexually oriented businesses and contain restrictions based on the percentage of residences within the immediate vicinity of the sexually oriented business. The granting of a Sexually Oriented Business Permit ("Business Permit") is not subject to discretion; the Business Permit must be granted if the proposed operation satisfies the requirements of the Ordinance. The Company has held a Business Permit since passage of the city ordinance. The Business Permit is valid for a period of one year and is renewable by application of the permit holder subject to a hearing. The Company has received positive support at such hearings from business associations, nearby businesses, and residential neighbors. The Company has not lost or been denied a Business Permit.

Employees and Independent Contractors

         As of December 31, 1998, the Company had approximately 70 full-time employees, of which 12 were in management positions, including corporate and administrative operations and approximately 58 were engaged in food and beverage service, including bartenders and waitresses. Entertainers numbered approximately 130 full and part time. None of the Company's employees are represented by a union and the Company considers its employee relations to be good.

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

Income Producing Commercial Real Estate

         The Company owns three income producing commercial properties, which house adult entertainment nightclubs in the Dallas-Fort Worth geographic region. One facility is Company operated, The Million Dollar Saloon, and the other two are subject to long-term lease agreements and operated by other third-party operators.

         The Company-operated Million Dollar Saloon is located in North Dallas and consists of a 9,750 square foot building located on an approximate 25,500 square foot tract of land fronting a major traffic artery. The property is owned by Furrh and is subject to a lien also covering the other leased properties in connection with a $750,000 long-term note payable to a bank dated September 22, 1995. See "Properties" and Note F to the Company's Financial Statements beginning on page F-1 hereof.

         The remaining two properties are leased to unrelated independent operators which also operate adult entertainment nightclubs in the facilities. All of the properties are stand-alone structures and, accordingly, are 100% occupied with a single tenant and, at the present time, are not subject to any plans for renovation, remodeling or other significant improvement. All properties are physically located in geographic areas suitable for their current use. There exist similar properties which could be similarly used in the same geographic area as the subject properties. The effective rentals vary between locations because of desirability and attractiveness of locations. Management believes that all of its properties are adequately covered by insurance. See "Properties."

         The Company may pursue additional purchases of rental real estate. Management believes that the benefits of adding income producing real estate without the expansion of management will provide additional income and increase the asset base of the Company.

Risk Factors

         Certain of the statements contained in this Annual Report on Form 10-KSB are forward looking statements that involve risks and uncertainties. Such statements are subject to important factors that could cause actual results to differ materially, including the following risk factors:

         Risk of Adult Cabaret Operations. The adult entertainment, restaurant and bar industry is a volatile industry. The industry tends to be sensitive to the general local economy. When local economic conditions are prosperous, entertainment industry revenues increase, conversely, when local economic conditions are unfavorable, entertainment industry revenues decline. Customers who frequent adult cabarets generally follow trends in personal preferences. The Company continuously monitors trends in its customers' tastes and entertainment preferences so that, if necessary, it can change its operations and services to accommodate the changes in trends. Any significant decline in general corporate conditions or the economy that affect consumer spending could have a material adverse effect on the Company's business and financial condition.

         Risk of Inadequate Financial Controls. A significant part of the revenues earned by the Company through its adult nightclub operations will be collected in cash by full and part-time employees. Comprehensive financial controls are required to minimize the potential loss of revenue through theft or misappropriation of cash. To the extent that these controls are not structured or executed properly, significant cash revenues could be lost and profitability of the Company impaired. The Company believes that it has implemented significant cash controls and is utilizing a combination of accounting and physical inventory control devices to deter theft and to ensure a high level of security within its accounting practices and procedures.

         Competition Within the Industry. The adult cabaret entertainment business is highly competitive with respect to price, service, location and the professionalism of entertainment. The Million Dollar Saloon competes in Dallas with a number of locally-owned adult cabarets, some of whose names may enjoy recognition that equals that of The Million Dollar Saloon. Although the Company believes that due to its strategic location it will be able to compete successfully with other local adult cabarets, there can be no assurance that the Company will be able to maintain its high level of name recognition and prestige within the marketplace. The Company's success depends on maintaining a high quality of female entertainers and waitresses. Competition for female entertainers in the adult entertainment business is intense. The lack of availability of quality, personable, attractive entertainers or the Company's inability to attract and retain other key employees, such as kitchen personnel and bartenders, could adversely affect the business of the Company.

         Management   of  Growth.   For  the  Company  to  expand  its  business
operations, it must continue to improve and expand the expertise of its personnel and must attract, train and manage qualified managers and employees to oversee and manage the expanded operations. The Company intends to expand its existing business operations by opening additional adult cabarets in other metropolitan areas. The opening of additional cabarets will subject the Company to a variety of risks associated with rapidly growing companies. In particular, the Company's growth may place a significant strain on its accounting systems, internal controls, and oversight of its day-to-day operations. Although management intends to ensure that its internal controls remain adequate to meet the demands of further growth, there can be no assurance that its systems, controls or personnel will be sufficient to meet these demands. Inadequacies in these areas could have a material adverse effect on the Company's business, financial condition and results of operations.

         Permits Relating to the Sale of Alcohol and Operation of Sexually Oriented Business. While the Company has never been the subject of a protest hearing against the renewal of either its TABC Permits or its Dallas Business Permit, there can be no assurance that such a protest could not be made in the future, nor can there be any assurance that the TABC Permits or the Dallas Business Permit would be granted in the event such a protest was made. Other states may have similar laws which may limit the availability of a permit to sell alcoholic beverages or operate a sexually oriented business. The temporary or permanent suspension or revocations of the TABC Permits or the Dallas Business Permit or the inability to obtain permits in areas of expansion would have a material adverse effect on the revenues, financial condition and results of operations of the Company.

         Limitations on Protection of Service Marks. Rights of the Company to the trade name "The Million Dollar Saloon" were purchased. There is no assurance that the Company will be able to protect its trade name to deter misappropriation of its protected intellectual property rights. Litigation may be necessary in the future to protect the Company's rights from infringement, which may be costly and time consuming. The loss of the right to use the trade name "Million Dollar Saloon" would have a material adverse effect on the Company and its business operations.

ITEM 2.  PROPERTIES

         The Company maintains its corporate office at 6848 Greenville Avenue in Dallas, Texas. The corporate office is comprised of approximately 2,700 square feet and is subject to a monthly rental payment of approximately $3,500 under the terms of a lease agreement which expires on August 31, 1999. Based on current local market conditions and available information, management is of the belief that it will either be able to renew the existing lease upon expiration or relocate to a comparable location at a comparable cost.

         The Company owns three facilities which operate as adult cabarets in the Dallas-Fort Worth geographic region. One facility, the Million Dollar Saloon, is Company operated while the other two are subject to long-term lease agreements and operated by unrelated third-party operators.

         The Million Dollar Saloon is located in North Dallas and consists of a 9,750 square foot building located on an approximate 25,500 square foot tract of land fronting a major traffic artery.

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

         The following is a summary of the terms, conditions and operating parameters of the two properties being leased from the Company:


                                Location/Address
                             ---------------------------------------------------
                             3021 Northwest Highway       3601 State Highway 157
                                  Dallas, Texas             Fort Worth, Texas
Square footage
   Building                          8,550                          4,850
   Real estate tract                37,162                         60,398
Mortgages                             (1)                             (1)
Lease expiration                   May 2002                      August 2003
Scheduled rentals         $4,250 per week through 5/25/99
                              $4,750 per week from
                            5/26/99 through 5/23/02            $8,500 per week

Effective annual rental
  per square foot
(total lease term)                  $24.33                          $91.13

Gross book basis
 (including land)                 $1,206,829                      $150,447

Net book basis
 (including land)                  $971,905                        $72,320

Federal income tax basis
 (excluding land)                  $675,343                        $150,447

                                Location/Address
                             ---------------------------------------------------
                             3021 Northwest Highway      3601 State Highway 157
                                  Dallas, Texas            Fort Worth, Texas

Depreciation method and
life                              SL-19 yrs.                  ACRS-15 yrs.

Ad valorem tax rate per $100
 of valuation                        $2.54                       $3.31

1998 Ad valorem taxes               $9,745                       $7,312

(1) Both properties are subject to a lien incurred in connection with a $750,000 long-term note payable to a bank dated September 22, 1995. The note bears interest at 11.0% and is payable in monthly installments of approximately $16,369, including interest. The final payment is due in September 2000. The note may be prepaid at any time and any prepayment must be accompanied by a "yield maintenance fee" equal to 1% if prepaid between September 1, 1998 and August 31, 1999. At December 31, 1998, the balance of this mortgage was $310,504. See Footnote G to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

         The Company may from time to time be a party to various legal actions arising in the ordinary course of its business. The Company is not currently involved in any actions that it believes will have a material adverse effect on its results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         During the first quarter of fiscal 1999, the Company held its annual shareholders meeting. Of the Company's 5,761,778 shares of common stock entitled to vote at the meeting, 3,412,931 shares were represented at the meeting, approximately 60% of the outstanding shares entitled to vote. The following matters were submitted to a vote of the shareholders through solicitation of proxies or otherwise:

                                                  ---------   -------    -------
                                                     For      Against    Abstain
Election of Board of Directors

     Nina J. Furrh                                3,412,631      300        0

     Ronald W. Johnston                           3,412,731      200        0

     Sharon Furrh                                 3,412,731      200        0

     Dewanna Ross                                 3,412,831      100        0

Appointment of S.W. Hatfield + Associates as
     Auditors for 1998                            3,412,771      135       25

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of December 31, 1998, the Company had approximately 693 holders of record of its Common Stock. Outstanding shares of the Company's Common Stock totaled 5,731,778. The Company's transfer agent is Securities Transfer Corporation, Dallas, Texas.

         The Company's Common Stock began trading on The OTC Electronic Bulletin Board under symbol "MLDS" on January 29, 1996. The following table sets forth the quarterly average high and low closing bid prices per share for the Common Stock.


            Fiscal Year Ended                Common Stock
            December 31, 1997             --------------------
            -----------------              High       Low
                                           ----       ---
             First Quarter                $1.50      $0.88
            Second Quarter                $2.00      $1.00
             Third Quarter                $1.25      $1.06
            Fourth Quarter                $1.06      $0.75


           December 31, 1998
           -----------------
             First Quarter                $0.75      $0.63
            Second Quarter                $0.66      $0.31
             Third Quarter                $0.63      $0.31
            Fourth Quarter                $0.50      $0.28


           December 31, 1999
           -----------------
             First Quarter
        (through March 1, 1999)           $0.53      $0.38

         The source for the high and low closing bids quotations is the National Quotation Bureau, Inc. and does not reflect inter-dealer prices, such quotations are without retail mark-ups, mark-downs or commissions, and may not represent actual transactions and have not been adjusted for stock dividends or splits.

         During each quarter of 1998 and 1997, the Company's Board of Director declared a per share cash dividend as follows:


                 Period                     1998       1997

             First Quarter                 $0.010     $0.040
            Second Quarter                  0.010      0.020
             Third Quarter                  0.010      0.015
            Fourth Quarter                  0.010      0.010
                                            -----      -----
            Total per share                $0.040     $0.085
                                            =====      =====

         Total dividends declared during 1998 and 1997 was approximately $241,351 and $433,054, respectively.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto, beginning on page F-1 herein.

Results of Operations

         Year ended December 31, 1998 as compared to year ended December 31, 1997. Bar and restaurant operations were relatively consistent at approximately $3.12 million in 1998 compared to approximately $3.11 million in Calendar 1997. The Company's adult entertainment lounge and restaurant continues to be a destination of choice for visitors to the Dallas-Ft. Worth Metroplex in conjunction with various convention and athletic events. Further, the Company enjoys a quality reputation in the local market for local patronage.

         In August 1998, the Company obtained a new five-year lease agreement on the commercial rental property located on Highway 157 in Fort Worth, Texas. The new lease provides that the weekly rental payment to the Company will increase from $4,225 per week to $8,500 per week for the five-year term of the lease.

         Cost of sales increased by approximately $90,000 from approximately $1.71 million in 1997 to approximately $1.81 million in 1998. The increase is related to an approximately $113,400 increase in direct labor as a result of normal operating increases in these costs and was offset by an approximate $19,000 cost savings in purchases of inventories, consumable supplies and related State excise taxes. The Company experienced gross profit percentages of approximately 52.1% in 1997 and approximately 50.7% in 1998. The Company is exploring all possible opportunities to return its gross profit percentages to those experienced in the previous year.

         General and administrative expenses increased by approximately $304,000 from approximately $1.3 million in 1997 to approximately $1.6 million in 1998. Of this increase, the Company experienced approximately $168,000 in professional and consulting fees related to the acquisition of additional capital in 1998 and the exploration of possible business expansion opportunities. Additionally, the Company experienced an increase of approximately $62,000 in general and administrative compensation and payroll taxes for the Company's entire operations. Further, the Company experienced an approximate $79,000 increase in general operating expenses which were a result of additional advertising and general inflationary increases in the cost of goods and services in the Dallas-Ft. Worth Metroplex. The Company monitors all expenses on a monthly basis to control costs and optimize its operations.

         Income from operations in 1998 was approximately $254,000 as compared to approximately $559,000 in 1997. The Company realized income before income taxes of approximately $234,000 in 1998 and approximately $660,000 in 1997. Included in the Company's financial statements is a one-time gain from the sale of real estate in Calendar 1997 of approximately $48,000 and a one-time charge to operations of approximately $40,000 for the forgiveness of related party debt in excess of the agreed upon value of the common stock taken for the retirement of debt in 1998. Neither of these events are anticipated to recur in future periods. In conjunction with the retirement of the related party debt, the Company experienced a reduction of interest income of approximately $32,000 between 1998 and 1997. It is anticipated that interest income in future periods will fluctuate depending on the amount of surplus cash reserves that the Company may or may not have available for investment.

         The Company had earnings per share (both basic and fully diluted) of approximately $0.02 in 1998 and approximately $0.08 in 1997.

         As a general rule, the bar and restaurant operations decrease during the summer months of June, July and August due to the lack of convention activity in Dallas, Texas and the availability of other recreational and vacation activity by the patronage. No significant financial impact on the operations is caused by this repetitive seasonal decline.

         Year ended December 31, 1997 as compared to year ended December 31, 1996. Bar and restaurant operations increased by approximately $100,000 for the year ended December 31, 1997 as compared to the year ended December 31, 1996. During the second quarter of 1997, management instituted new controls over bar inventories and the Company experienced increased traffic due to the completion and opening of a new mass transit rail station near the Company's adult entertainment operation. This increase was mitigated by lower convention traffic in the Dallas-Ft. Worth geographic region during 1977, which is one of the key factors contributing to the Company's patronage factors. Additionally, due to scheduled increases, the Company experienced higher rental incomes of approximately $10,000 during 1997 as compared to 1996.

         Cost of sales increased by approximately $24,000 during 1997 as compared to 1996. This increase is related to increased sales impacting variable costs related to consumable inventories, supplies and related State excise taxes. Gross profit percentages increased slightly to 52.1% for 1997 versus 49.9% for 1996. This increase relates directly to the new management controls over bar inventories. These cost versus sales relationships are anticipated by management to remain stable for future periods.

         General and administrative expenses increased by approximately $36,000 during 1997 versus 1996. This increase relates to increases in advertising and marketing expenses to offset the decline in convention and meeting driven traffic and increase locally derived patronage and increased legal and accounting fees related to preliminary investigations of potential merger and/or acquisition candidates. The Company has not identified any suitable merger or acquisition candidates as a result of the preliminary investigations. Management continues to monitor its expenditure levels to achieve optimum financial results.

         Net income before income taxes, excluding the gain on the sale of fixed assets of approximately $48,500, was approximately $659,600 for 1997 versus approximately $523,600 for 1996. After-tax net income has decreased by approximately $84,000 as a direct result of the utilization of all net operating loss and business tax credit carryforwards on the Company's 1997 income tax calculation. Overall earnings per share of approximately $0.08 per share were achieved for 1997 as compared to approximately $0.10 per share for 1996.

Liquidity and Capital Resources

         Year ended December 31, 1998 as compared to year ended December 31, 1997. As of December 31, 1998, the Company had working capital of approximately $440,500 as compared to approximately $17,400 as of December 31, 1997. The Company continues to experience positive cash flows from operations. Net cash flow from operating activities was approximately $372,000 in 1998 as compared to approximately $430,000 in 1997.

         The Company has identified no significant capital requirements for 1999, other than normal repair and replacement activity at the Company's commercial rental properties and the adult entertainment lounge and restaurant facility. Liquidity requirements mandated by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management.

         The Company anticipates the continuance of dividend payments and paid approximately $238,000 during 1998, including approximately $54,000 declared in the fourth quarter of 1997. Further, the Company declared a fourth quarter dividend in 1998 of approximately $57,000 which was paid in January 1999.

         Year ended December 31, 1997 as compared to year ended December 31, 1996. As of December 31, 1997, the Company had working capital of approximately $17,400 as compared to $(52,600) at December 31, 1996. The Company achieved positive cash flows from operations of approximately $430,000 for 1997 versus approximately $580,000 for 1996.

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

         General. Future operating liquidity, debt service and dividend payments are expected to be sustained from continuing operations. Additionally, management is of the opinion that there is additional potential availability of incremental mortgage debt and the opportunity for the sale of additional common stock through either private placements or secondary offerings.

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

Year 2000 Considerations

         The Year 2000 (Y2K) date change is believed to affect virtually all computers and organizations. The Company has undertaken a comprehensive review of its information systems, including personal computers, software and peripheral devices, and its general communications systems. The Company has no direct electronic links with any customer or supplier. In addition, the Company has held discussions with certain of its software suppliers with respect to the Y2K date change. While the Company has not completed its detailed review, as a preliminary assessment, the Company believes, as of the date of this filing , that it will not be required to modify or replace significant portions of its software and any such modifications or replacements are, or will be, readily available. The Company anticipates that it will complete its detailed review by March 31, 1999 and complete any modifications, upgrades or replacements during the second quarter of 1999.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in accountants since 1995 nor have there been any disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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


      Name                    Age     Position(s)
      ----                    ---     -----------
      Nina J. Furrh           63      Chief Executive Officer, Chairman of the
                                      Board, President and Director

      Dewanna Ross            43      Chief Operating Officer, Vice President of
                                      Operations, Secretary, Treasurer and
                                      Director

      Ronald W. Johnston      45      Chief Financial Officer, Vice President
                                      of Finance and Director

      Sharon Furrh            50      Vice President of Planning and Development
                                      and Director

         Nina Furrh has served as President of the Furrh family business interests since 1989. Mrs. Furrh became involved in the daily operations of The Million Dollar Saloon in September 1992. Mrs. Furrh has served as President and a director of the Company since 1995. In February 1998, she was elected as Chief Executive Officer and Chairman of the Board.

         Dewanna Ross has served as administrative manager for the Furrh family of companies since 1976. Ms. Ross is responsible for the development of the corporate procedures, including the hiring and training of corporate staff. Ms. Ross has also served as an officer and operator of a private club and as an officer of other businesses. Ms. Ross has been employed by the Company in various capacities since 1995. In February 1998, she was elected as Chief Operating Officer of the Company.

         Ronald W. Johnston, CPA, has served as a director of the Company since September 1995 and Chief Financial Officer since 1996. Mr. Johnston has been a certified public accountant in private practice in Dallas, Texas and a principal of his own firm since 1990. Mr. Johnston's current firm serves a wide range of business and individual clients. Mr. Johnston currently serves as a director of Crash Rescue Equipment Services, Inc. in Dallas, Texas.

         Sharon Furrh has been involved as a design consultant for The Million Dollar Saloon, in both its original construction and in subsequent remodelings. Additionally, Sharon Furrh is responsible for advertising, promotions and public relations for the Company. Mrs. Furrh has been employed by the Company in various capacities since 1995.

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

         Based solely on a review of reports furnished to the Company or written representatives from the Company's directors and executive officers during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

         The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities for the Company to its President and Chief Executive Officer. No executive officer of the Company received remuneration in excess of $100,000 during the referenced periods. All other compensation related tables required to be reported have been omitted as there has been no applicable compensation awarded to, earned by or paid to any of the Company's executive officers in any fiscal year to be covered by such tables.


                           Summary Compensation Table

                                      Annual Compensation        Long-Term Compensation
                                      --------------------------------------------------
                                                                  Awards                   Payouts
                                                                ---------                 ---------
                                                      Other      Restricted   Securities                  All
                                        Salary/       Annual       Stock      Underlying     LTIP        Other
Name/Title                     Year      Bonus     Compensation    Awards    Options/SARs   Payouts   Compensation
----------                     ----     ------     ------------  ----------  ------------   -------   ------------
Nina Furrh, President and      1998     $9,000          NA           NA           NA          NA              $ -0-
Chief Executive Officer(1)     1997      $ -0-          NA           NA           NA          NA              $ -0-
Bjorn Heyerdahl, Chief         1998      $ -0-          NA           NA           NA          NA         $13,340(2)
   Executive Officer(1)        1997      $ -0-          NA           NA           NA          NA         $13,340(2)
--------------------------

(1) Ms. Furrh became Chief Executive Officer in February 1998 upon the resignation of Mr. Heyerdahl as Chief Executive Officer.
(2) Represents payment of an auto lease by the Company for the benefit of Mr. Heyerdahl.

Director Compensation

         The Company does not currently pay a director fee for attending scheduled and special meetings of the Board of Directors. The Company pays the expenses of all of its directors in attending board meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 1, 1999 relating to the beneficial ownership of shares of Common Stock by (i) each person who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all executive officers and directors of the Company as a group.


                                 Name(1)                           Number of           Percentage of
                                                                     Shares         Common Stock Owned

       Nina J. Furrh(2)(3)(4)...................................    2,004,073(5)            35.0%
       Bjorn Heyerdahl(2).......................................      460,001                8.0%
       Sharon Furrh, as Trustee for The Joshua Barrett
        Furrh Trust(6)..........................................      266,227                4.6%
       Dewanna Ross(7)..........................................      107,050(8)             1.9%
       Ronald W. Johnston(9)....................................        1,987                 *
       Steve Wheeler(10)........................................      571,176                9.9%
       Linda Weaver.............................................      500,000(11)            8.7%
       J.M. Tibbals as Trustee for The Irrevocable Equity
        Trust No. 1(12).........................................      451,558                7.8%
       Officers and Directors as a group (4 persons)............    2,379,337(13)           41.5%
       -------------------
*Less than 1%

(1) Unless otherwise indicated, the persons listed have sole voting and investment powers with respect to all such shares.
(2) The mailing address for such shareholder is c/o the Company, 6848 Greenville Ave., Dallas, Texas 75231.
(3) Nina J. Furrh is the Executrix of the Estate of Donald G. Furrh which owns 180,776 shares. Mrs. Furrh has the power to vote the shares of the Company owned by the Estate of Donald G. Furrh.
(4) Nina J. Furrh is the President, Chief Executive Officer and a director of the Company.
(5)  Includes  the 180,776  shares of Common Stock owned by the Estate of Donald
     G. Furrh.
(6) Sharon Furrh is the Vice President of Planning and Development and a director of the Company and has the authority to vote the shares owned by The Joshua Barrett Furrh Trust.
(7) Dewanna Ross is the Chief Operating Officer, Vice President of Operations, Secretary, Treasurer and a director of the Company.
(8) Includes 4,000 shares owned by Ms. Ross and 103,050 shares held in custodian accounts for the benefit of Travis Weaver, Jackson M. Weaver, Solon Weaver and Joshua B. Furrh. Ms. Ross disclaims any ownership interest in the 103,050 shares held in custodian accounts, but she does have voting authority of such shares.
(9) Mr. Johnston is the Chief Financial Officer, Vice President of Finance and a director of the Company.
(10) The mailing address for Mr. Wheeler is 2152 West Northwest Highway, Suite 118, Dallas, Texas 75220.
(11) Additionally, Mrs. Weaver has agreed to purchase from the Company 400,000 shares of the Common Stock for $1.10 per share. If the option is exercised and the additional 400,000 shares are purchased by Mrs. Weaver, she would own 900,000 shares or approximately 15.7% of the outstanding shares of Common Stock of the Company. The mailing address for Linda Weaver is 2152 West Northwest Highway, Suite 118, Dallas, Texas 75220.
(12) The mailing address for The Irrevocable Equity Trust No. 1 is c/o J.M. Tibbals, Arter & Hadden, 1717 Main Street, Suite 4100, Dallas, Texas 75201.
(13) Includes 180,776 shares of Common Stock owned by the Estate of Donald G. Furrh over which Nina J. Furrh has voting power, 266,227 shares owned by the Joshua Barrett Trust over which Sharon Furrh has voting power and 103,050 shares held in various custodian accounts over which Dewanna Ross has voting power.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       None.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Financial Statements and Exhibits                                                       Page
     ---------------------------------                                                       ----
1.   Financial  Statements.  The following financial statements are submitted as part of this report:

         Independent Auditor's Report                                                         F-3
         Balance Sheets - December 31, 1998 and 1997                                          F-4
         Statements of Operations - Years Ended December 31, 1998 and 1997                    F-6
         Statements of Stockholders' Equity - Years Ended December 31, 1998 and 1997          F-7
         Statement of Cash Flows - Years Ended December 31, 1998 and 1997                     F-8
         Notes to Financial Statements                                                       F-10

2.   Exhibits

         Exhibit
         Number                       Description
         -------    ------------------------------------------------------------
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

          3(ii)*    Bylaws of the Company.

          4.1*      Specimen Common Stock Certificate.

          10.1*     Leases of Properties.

          10.2* Promissory Note for $750,000 with Abrams Centre National Bank dated September 22, 1995.

          21.1*     Subsidiaries of the Company.

          27.1      Financial Disclosure Schedule.
-----------------

* Incorporated by reference to the Company's Form 10-SB filed December 26, 1995.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the three months ended December 31, 1998.










            (The remainder of this page is left blank intentionally)

                                   SIGNATURES

         In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of March, 1999.

                                        MILLION DOLLAR SALOON, INC.


                                        By: /s/ Nina J. Furrh
                                            Nina J. Furrh, Chairman of the Board
                                            and President

         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:


       Signature                            Title                                    Date
       ---------                            -----                                    ----

    /s/ Nina J. Furrh           Chief Executive Officer, Chairman of the          March 3, 1999
----------------------------    Board, President and Director
Nina J. Furrh

    /s/ Dewanna Ross            Chief Operating Officer, Vice President of        March 3, 1999
----------------------------    Operations, Secretary, Treasurer and Director
Dewanna Ross

    /s/ Ronald W. Johnston      Chief Financial Officer, Vice President of        March 3, 1999
----------------------------    Finance and Director
Ronald W. Johnston

    /s/ Sharon Furrh            Vice President of Planning                        March 3, 1999
----------------------------    and Development and Director
Sharon Furrh


           MILLION DOLLAR
            SALOON, INC.
          AND SUBSIDIARIES

        Financial Statements
                 and
          Auditor's Report

     December 31, 1998 and 1997
















                                               S. W. HATFIELD , CPA
                                           certified public accountants

                                       Use our past to assist your future sm

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                           F-3

Consolidated Financial Statements

   Consolidated Balance Sheets as of December 31, 1998 and 1997              F-4

   Consolidated Statements of Income and Comprehensive Income
      for the years ended December 31, 1998 and 1997                         F-6

   Consolidated Statements of Changes in Shareholders' Equity
      for the years ended December 31, 1998 and 1997                         F-7

   Consolidated Statements of Cash Flows
      for the years ended December 31, 1998 and 1997                         F-8

   Notes to Consolidated Financial Statements                               F-10

S. W. HATFIELD, CPA
certified public accountant

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Million Dollar Saloon, Inc.

We have audited the consolidated balance sheets of Million Dollar Saloon, Inc. and Subsidiaries (a Nevada corporation and Texas corporations, respectively) as of December 31, 1998 and 1997, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Million Dollar Saloon, Inc. and Subsidiaries as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                                           S. W. HATFIELD, CPA
                                          (formerly S. W. HATFIELD + ASSOCIATES)
Dallas, Texas
January 28, 1999










                      Use our past to assist your future sm

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997


                                     ASSETS
                                     ------

                                                     1998           1997
                                                 -----------    -----------
CURRENT ASSETS
   Cash on hand and in bank                      $   574,817    $   149,952
   Note receivable - current portion                  24,480         22,604
   Accounts receivable - trade and other               6,671           --
   Prepaid Federal income taxes receivable            91,653         37,248
   Inventory                                          18,404         16,097
   Prepaid expenses                                   56,460         73,544
                                                 -----------    -----------

      Total current assets                           772,485        299,445
                                                 -----------    -----------


PROPERTY AND EQUIPMENT
   Buildings and related improvements              1,987,515      1,955,132
   Furniture and equipment                           798,373        757,110
   Vehicles                                           52,728         52,728
                                                 -----------    -----------
                                                   2,838,616      2,764,970
   Less accumulated depreciation                  (1,567,904)    (1,475,570)
                                                 -----------    -----------
                                                   1,270,715      1,289,400
   Land                                              741,488        741,488
                                                 -----------    -----------

      Net property and equipment                   2,012,203      2,030,888
                                                 -----------    -----------


OTHER ASSETS
   Note receivable - noncurrent portion               79,767        105,442
   Accounts receivable from officers,
       shareholders and affiliates                      --          805,684
   Organization costs, net of accumulated
      amortization of $49,644 and $34,658,
      respectively                                    25,284         40,270
   Loan costs, net of accumulated amortization
      of $20,545 and 14,222, respectively             11,062         17,384
   Other                                               6,975          7,725
                                                 -----------    -----------

      Total other assets                             123,088        976,505
                                                 -----------    -----------


TOTAL ASSETS                                     $ 2,907,776    $ 3,306,838
                                                 ===========    ===========


                                  - Continued -


The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-4



                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                           December 31, 1998 and 1997


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                             1998          1997
                                                           ----------   ----------

CURRENT LIABILITIES
   Current portion of long-term debt                       $  181,905   $  163,288
   Accounts payable - trade                                    22,443       22,571
   Accrued liabilities                                         63,751       35,622
   Dividends payable                                           57,318       54,095
   Tenant deposits                                              6,500        6,500
                                                           ----------   ----------

      Total current liabilities                               331,917      282,076
                                                           ----------   ----------


LONG-TERM LIABILITIES
   Long-term debt, net of current maturities                  156,419      334,872
   Deferred tax liability                                     125,056       98,936
                                                           ----------   ----------

      Total liabilities                                       613,392      715,884
                                                           ----------   ----------


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
   Preferred stock - $0.001 par value.  5,000,000 shares
      authorized.  None issued and outstanding                   --           --
   Common stock - $0.001 par value.  50,000,000 shares
      authorized.  5,731,778 and 5,409,451 issued and
      outstanding, respectively                                 5,732        5,409
   Additional paid-in capital                                    --           --
   Retained earnings                                        2,288,652    2,585,545
                                                           ----------   ----------

      Total shareholders' equity                            2,294,384    2,590,954
                                                           ----------   ----------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $2,907,776   $3,306,838
                                                           ==========   ==========



The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-5

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     Years ended December 31, 1998 and 1997


                                                        1998           1997
                                                    -----------    -----------
REVENUES
   Bar and restaurant sales                         $ 3,111,513    $ 3,119,557
   Rental income                                        552,675        450,227
                                                    -----------    -----------
      Total revenues                                  3,664,188      3,569,784
                                                    -----------    -----------

COST OF SALES - BAR AND
   RESTAURANT OPERATIONS
   Direct labor                                       1,277,734      1,163,949
   Purchases                                            528,338        546,971
                                                    -----------    -----------
      Total cost of sales                             1,806,072      1,710,920
                                                    -----------    -----------

GROSS PROFIT                                          1,858,116      1,858,864
                                                    -----------    -----------

OPERATING EXPENSES
   Salaries, wages and related expenses                 384,878        318,106
   Consulting, management and other
      professional fees                                 311,691        143,206
   Rental expenses, principally taxes                    60,354         67,327
   Interest expense                                      55,938         62,342
   Other operating expenses                             676,407        597,073
   Depreciation and amortization                        114,385        111,729
                                                    -----------    -----------
         Total operating expenses                     1,603,653      1,299,783
                                                    -----------    -----------

INCOME FROM OPERATIONS                                  254,463        559,081

OTHER INCOME (EXPENSES)
   Gain on sale of property and equipment                  --           48,498
   Forgiveness of related party debt, principally
      accrued interest, in excess of agreed upon
      value of common stock taken for repayment         (40,337)          --
   Interest income                                       20,360         52,065
                                                    -----------    -----------

INCOME BEFORE INCOME TAXES                              234,486        659,644

INCOME TAX (EXPENSE)
   Currently payable                                    (68,239)      (173,342)
   Deferred                                             (26,120)       (65,866)
                                                    -----------    -----------

NET INCOME                                              140,127        420,436

OTHER COMPREHENSIVE INCOME                                 --             --
                                                    -----------    -----------

COMPREHENSIVE INCOME                                $   140,127    $   420,436
                                                    ===========    ===========

Earnings per share of common stock
   outstanding, computed on net income -
   basic and fully diluted                          $      0.02    $      0.08
                                                    ===========    ===========
Weighted-average number of shares outstanding         5,901,401      5,073,392
                                                    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-6




                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 1998 and 1997



                                                             Additional                     Total
                                       Common Stock           paid-in        Retained      shareholders'
                                  # shares        Amount      capital        earnings       equity
                                 ---------    -----------    -----------    -----------    ------------

Balances at
   January 1, 1997               5,010,084    $     5,010    $     9,990    $ 2,599,820    $ 2,614,820

Shares issued under terms of
   1996 private placement
   related to selling price
   guarantees                      403,116            403           (403)          --             --

Acquisition and retirement
   of treasury stock                (3,749)            (4)        (9,587)        (1,656)       (11,247)

Dividends declared                    --             --             --         (433,055)      (433,055)

Net income for the year               --             --             --          420,436        420,436
                               -----------    -----------    -----------    -----------    -----------

Balances at
   December 31, 1997             5,409,451          5,409           --        2,585,545      2,590,954

Shares sold under
   private placement               530,000            530        529,470           --          530,000

Shares issued for
   consulting fees                 205,000            205         69,495           --           69,700

Purchase and retirement of
   treasury stock                  (30,000)           (30)       (29,970)          --          (30,000)

Acquisition of common
   stock into treasury as
   payment for amounts
   due from related parties
   and retirement thereof         (382,673)          (382)      (568,995)      (195,969)      (765,346)

Dividends declared                    --             --             --         (241,051)      (241,051)

Net income for the year               --             --             --          140,127        140,127
                               -----------    -----------    -----------    -----------    -----------

Balances at
   December 31, 1998             5,731,778    $     5,732    $      --      $ 2,288,652    $ 2,294,384
                               ===========    ===========    ===========    ===========    ===========




The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-7



                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1998 and 1997


                                                                        1998        1997
                                                                      ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                         $ 140,127    $ 420,436
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                                  114,385      111,729
         Gain on sale of property and equipment                            --        (48,498)
         Common stock issued for consulting fees                         69,700         --
         Forgiveness of related party debt, principally
            accrued interest, in excess of agreed upon
            value of common stock taken for repayment                    40,337         --
         Interest income from shareholders capitalized as principal        --        (40,564)
         Deferred income taxes                                           26,120       65,866
         (Increase) decrease in
            Accounts receivable - trade                                  (6,671)        --
            Prepaid income taxes                                        (54,405)     (37,248)
            Inventory                                                    (2,307)      (4,928)
            Prepaid expenses                                             17,084      (35,826)
            Deposits and other assets                                      --         15,000
         Increase (decrease) in
            Accounts payable and other accrued liabilities               28,001      (16,422)
                                                                      ---------    ---------
Net cash provided by operating activities                               372,371      429,545
                                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Principal collections on note receivable                              23,799       19,184
   Proceeds from sale of property and equipment                            --        149,374
   Purchases of property and equipment                                  (73,641)      (1,731)
   Cash advances to shareholders and affiliates                            --           (544)
                                                                      ---------    ---------
Net cash used in investing activities                                   (49,842)      (3,962)
                                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt                                          (159,836)    (173,223)
   Proceeds from sale of common stock                                   530,000         --
   Purchase of treasury stock                                           (30,000)     (11,247)
   Dividends paid                                                      (237,828)    (529,262)
                                                                      ---------    ---------
Net cash provided by (used in) financing activities                     102,336     (713,732)
                                                                      ---------    ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                   424,865     (117,904)

Cash and cash equivalents at beginning of year                          149,952      267,856
                                                                      ---------    ---------

Cash and cash equivalents at end of year                              $ 574,817    $ 149,952
                                                                      =========    =========


                                  - Continued -

The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-8




                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                     Years ended December 31, 1998 and 1997


                                                                        1998        1997
                                                                      ---------    --------
SUPPLEMENTAL DISCLOSURES OF
   INTEREST AND INCOME TAXES PAID

      Interest paid on borrowings                                     $  55,938    $ 62,342
                                                                       ========    ========

      Income taxes paid                                               $ 122,644    $210,590
                                                                       ========    ========


SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES

      Declaration of fourth quarter dividend of $0.01
         and $0.01 per share, respectively                             $ 57,218    $ 54,095
                                                                       ========    ========



The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-9

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997



NOTE A - BACKGROUND AND ORGANIZATION

Million Dollar Saloon, Inc. (MDS) was incorporated under the laws of the State of Nevada on September 28, 1987. MDS is a holding company providing management support to its operating subsidiaries: Furrh, Inc., Tempo Tamers, Inc., Don, Inc. and Corporation Lex.

Furrh, Inc. (Furrh) was incorporated under the laws of the State of Texas on February 25, 1974. Furrh provides management services to Tempo Tamers, Inc, its wholly-owned subsidiary. Tempo Tamers, Inc. (Tempo), was incorporated under the laws of the State of Texas on July 3, 1978. Tempo operates an adult entertainment lounge and restaurant facility, located in Dallas, Texas, under the registered trademark and trade name "Million Dollar Saloon(R)".

Don, Inc. (Don) was incorporated under the laws of the State of Texas on November 8, 1973. Don owns and manages commercial rental property located in Tarrant County, Texas.

Corporation Lex (Lex) was incorporated under the laws of the State of Texas on November 30, 1984. Lex owns and manages commercial rental property located in Dallas County, Texas.

These financial statements reflect the books and records of Million Dollar Saloon, Inc., Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for the years ended December 31, 1998 and 1997, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.

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

1. Cash and Cash Equivalents
   -------------------------

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

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1998 and 1997



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

2. Accounts Receivable and Revenue Recognition
   -------------------------------------------

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

3. Inventory
   ---------

   Inventory consists of food and liquor consumables necessary in the operation of Tempo's adult lounge and entertainment facility. These items are valued at the lower of cost or market using the first-in, first-out method of accounting.

4. Property and Equipment
   ----------------------

   Property  and  equipment  is  recorded  at  cost  and  is  depreciated  on  a straight-line basis, over the estimated useful lives (generally 5 to 40 years) of the respective asset. Major additions and betterments are capitalized and depreciated over the estimated useful lives of the related assets. Maintenance, repairs, and minor improvements are charged to expense as incurred.

5. Trademark rights
   ----------------

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

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1998 and 1997



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

6. Income Taxes
   ------------

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

7. Earnings per share
   ------------------

   Earnings per share is computed by dividing consolidated net income by the composite weighted-average number of shares of common stock outstanding during the year. As of December 31, 1998 and 1997, the Company has no issued and outstanding securities, options or warrants that would be deemed potentially dilutive in the current and future periods.

8. Accounting Standards issued and pending adoption
   ------------------------------------------------

   In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", (SFAS130) which established standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS130 was effective for years beginning after December 15, 1997. The Company does not have any components of comprehensive income and experienced no impact from this change in presentation of its consolidated financial statements upon adoption of this standard.

   In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", (SFAS131) which establishes revised standards for the method in which public business enterprises are to report information about operating segments in their annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This statement also revises the related disclosures about products and services, geographic areas and major customers. SFAS131 replaces the "industry segment" concept established in Statement of Financial Accounting Standard No. 14 with a "management approach" concept as the basis for identifying reportable segments. SFAS131 was effective for financial statements for years beginning after December 31, 1997 and for interim periods presented after December 31, 1998. The Company did not experience a material impact from this change in disclosure presentation in its consolidated financial statements upon adoption of this standard.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1998 and 1997



NOTE C - CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the year ended December 31, 1998, the entity listed below had credit risk exposures in excess of statutory FDIC coverage as described below. No entity had any credit risk exposures during the year ended December 31, 1997.

                                           Highest     Low        Number of days
                                           exposure    exposure   with exposure
                                           --------    --------   --------------
Year ended December 31, 1998
        Million Dollar Saloon, Inc.        $430,523    $350,523   284

The Company has incurred no losses during 1998 as a result of any of these unsecured situations.


NOTE D - NOTE RECEIVABLE
                                                         1998         1997
                                                       ---------    ---------
$220,000 note receivable from an unrelated
   individual for the sale of real estate.  Interest
   at 8.00%.  Payable in monthly installments
   of approximately $2,669, including interest.
   Final payment due in July 2002.  Collateralized
   by real estate and improvements located in
   Dallas County, Texas                                 $104,247     $128,046

     Less current portion                                (24,480)     (22,604)
                                                        --------     --------

     Noncurrent portion                                 $ 79,767     $105,442
                                                        ========     ========

Future maturities of the note receivable are as follows:
                                                       Year ending
                                                      December 31,    Amount
                                                      ------------    -------
                                                            1999      $24,480
                                                            2000       26,512
                                                            2001       28,712
                                                            2002       24,543

                                                           Total     $104,247
                                                                     ========

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1998 and 1997



NOTE E - PROPERTY AND EQUIPMENT



Property and equipment consists of the following at December 31, 1998 and 1997:

                                               1998            1997         Estimated life
                                            ----------      ----------      --------------

        Buildings and related improvements  $1,987,515      $1,955,132      15 - 40 years
        Furniture and equipment                798,373         757,110           10 years
        Vehicle                                 52,728          52,728            3 years
                                            ----------      ----------
                                             2,838,616       2,764,970
        Less accumulated depreciation       (1,567,904)     (1,475,570)
                                            ----------      ----------
                                             1,270,715       1,289,400
        Land                                   741,488         741,488
                                            ----------      ----------
        Net property and equipment          $2,012,203      $2,030,888
                                             =========      ==========

Depreciation expense for the years ended December 31, 1998 and 1997 was $92,331 and $89,672, respectively.


NOTE F - ADVANCES TO/FROM OFFICERS, SHAREHOLDERS AND AFFILIATES

The Company has, in prior years, made loans to various affiliates aggregating approximately $805,680 as of December 31, 1997, including accrued interest.

In September 1995, the balances due from these affiliates were converted to formal notes receivable bearing interest at 5.65%. These notes matured in September 1998 and were called by the Company in October 1998. All accrued interest and principal was payable at maturity. The notes bore interest at the statutory interest rate set by the Internal Revenue Service for related party loans. Due to the nature of the respective receivables, these amounts were classified in the accompanying financial statements as non-current.

The notes were repayable in either cash or in stock of the Company at an agreed-upon exchange rate of $2.00 per share. As of December 31, 1997, management estimated that both shareholders had adequate collateral to satisfy repayment of the debt, including anticipated accrued interest, at the scheduled maturity date. It was the intent of these shareholders to liquidate the notes with cash repayments.

During 1998, management discontinued the accrual of interest on these advances when it became apparent that the shareholders were not going to repay the obligations in cash at the maturity date. The shareholders were unable to liquidate their holdings at a satisfactory market price and tendered their holdings of an aggregate 382,673 shares of the Company's common stock in settlement of the outstanding debts. The Company experienced a charge to operations approximately equivalent to the 1997 accrued interest income, or approximately $40,000, for the differential between the agreed upon value of the shares tendered for payment and the gross carrying value of the debts at retirement.



                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1998 and 1997



NOTE G - LONG-TERM DEBT

Long-term debt consists of the following at December 31, 1998 and 1997, respectively:

                                                                      1998         1997
                                                                   ---------     --------

$750,000 note payable to a bank.  Interest
   at 11.0%.  Payable in monthly installments
   of approximately $16,369, including
   interest.  Final payment due in September
   2000.  Collateralized by real estate and
   improvements located in Dallas and
   Tarrant Counties, Texas.                                          $310,504    $462,862

$52,707  installment  note  payable  to a finance
   company.  Payable  in monthly installments of
   approximately $1,111, including interest at
   9.50%.  Final payment due in April 2001.
   Collateralized by a vehicle                                         27,820      35,298
                                                                     ---------   --------

                                                                      338,324     498,160
      Less current portion                                           (181,905)   (163,288)
                                                                     --------    --------

      Long-term portion                                              $156,419    $334,872
                                                                     ========    ========

The $750,000 note payable to a bank may be prepaid at any time and any prepayment must be accompanied by a "yield maintenance fee" equal to 1% if prepaid between September 1, 1998 and August 31, 1999.

Current maturities of long-term maturities as of December 31, 1998 are as follows:

                                                                  Year ending
                                                                  December 31,    Amount
                                                                  ------------   --------
                                                                     1998        $181,905
                                                                     1999         152,059
                                                                     2000           4,360
                                                                                 --------

                                                                     Total       $338,324



                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1998 and 1997



NOTE H - INCOME TAXES

The deferred current tax asset and non-current deferred tax liability on the December 31, 1998 and 1997, respectively, balance sheet consists of the following:
                                                      December 31,  December 31,
                                                           1998        1997
                                                         ---------    --------

           Non-current deferred tax liability            $(125,056)   $(98,936)
                                                           =======      ======

The non-current deferred tax liability results from the usage of statutory accelerated tax depreciation and amortization methods.

The components of income tax expense (benefit) for the years ended December 31, 1998 and 1997, respectively, are as follows:
                                                         1998          1997
                                                         -------      --------
                  Federal:
                    Current                              $68,239      $173,342
                    Deferred                              26,120        65,866
                                                         -------       -------
                                                          94,359       239,208
                                                         -------       -------
                  State:
                    Current                                    -             -
                    Deferred                                   -             -
                                                         -------       -------
                                                               -             -
                                                         -------       -------
                  Total                                  $94,359      $239,208
                                                          ======       =======

The Company's income tax expense (benefit) for the years ended December 31, 1998 and 1997, respectively, differed from the statutory federal rate of 34 percent as follows:
                                                         1998          1997
                                                         -------      --------

Statutory rate applied to earnings before income taxes   $79,725      $224,279
Increase (decrease) in income taxes resulting from:
     State income taxes                                        -             -
     Deferred income taxes                                26,120        65,866
     Effect of incremental tax brackets, application
         of business tax credits and utilization of
         net operating loss carryforwards                (11,486)      (50,937)
                                                          ------        ------

Income tax expense                                       $94,359      $239,208
                                                          ======       =======

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1998 and 1997



NOTE H - INCOME TAXES - Continued

Deferred income tax expense as of December 31, 1998 and 1997, respectively, consists of the following components:
                                                         1998          1997
                                                         -------      -------
     Changes in deferred tax assets
       Effect of utilization of net operating loss
         and business tax credit carryforwards           $     -      $61,500
     Changes in deferred tax liabilities
       Effect of differences in book and
         statutory tax depreciation methods               26,120        4,366
                                                          ------       ------

       Changes in deferred income tax accounts           $26,120      $65,866
                                                          ======       ======


NOTE I - CAPITAL STOCK TRANSACTIONS

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

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1998 and 1997



NOTE I - CAPITAL STOCK TRANSACTIONS - Continued

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

In June 1997 and April 1998, respectively, the Company purchased and retired approximately 3,949 and 30,000 shares of issued and outstanding common stock for approximately $11,247 and $30,000. The retirement was accounted for as a reduction in the carrying value of issued and outstanding common stock at its respective par value, a reduction of additional paid-in capital and a reduction of retained earnings, where appropriate, in accordance with the tenets of Accounting Principles Board Opinion No. 6.

On March 19, 1998, the Company sold 530,000 shares of restricted, unregistered common stock to an individual under a Stock Purchase Agreement (Agreement) at a price of $1.00 per share for total proceeds to the Company of $530,000. The Agreement also contains a "second closing" clause whereby the individual will acquire an additional 400,000 shares of equivalent restricted, unregistered common stock at $1.10 per share for gross proceeds of $440,000, on or before July 15, 1998. As of December 31, 1998, the individual has not acquired any additional shares of common stock under the terms of this Agreement.

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

On March 19, 1998, concurrent with the Stock Purchase Agreement discussed above, the Company entered into a Consulting Agreement with a separate individual for consulting, advisory and management services to be performed as directed by the Company's Board of Directors. The Consulting Agreement is for a term of one (1) year and may be terminated by either party with ten (10) days written notice. The compensation for the Consulting Agreement was paid in restricted, unregistered common stock of the Company as follows: 150,000 shares as payment for consulting, advisory and management services to be performed as directed by the Company's Board of Directors and an additional 55,000 shares upon receipt of the $530,000 discussed above. An additional 45,000 shares will be issued to the consultant upon receipt of the $440,000 which was due on or before July 15, 1998.

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

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1998 and 1997



NOTE I - CAPITAL STOCK TRANSACTIONS - Continued

On October 31, 1998, the Company took an aggregate 382,673 shares of issued and outstanding common stock from two shareholders, who were former employees, affiliates and/or management, at an agreed-upon value of approximately $765,000 in satisfaction of notes receivable aggregating approximately $805,000, including accrued interest through December 31, 1997. The Company discontinued, during the first quarter of 1998, the accrual of interest due to uncertainties in the ultimate settlement of this situation at the scheduled maturity date. The Company experienced a charge to operations approximately equivalent to the 1997 accrued interest income, or approximately $40,000, for the differential between the agreed upon value of the shares tendered for payment and the gross carrying value of the debts at retirement. The shares obtained by the Company were returned to treasury stock status and were concurrently retired by the Company. This treasury stock retirement was accounted for as a reduction in the carrying value of issued and outstanding common stock at approximately $383, which equals the par value of the shares, a reduction of additional paid-in capital of approximately $569,995 and a reduction of retained earnings of $195,969, in accordance with the tenets of Accounting Principles Board Opinion No. 6.


NOTE J - COMMITMENTS

The Company leases commercial real estate on long-term operating leases. The leases require minimum weekly lease payments, plus reimbursement for annual property taxes. The respective tenants are responsible for normal maintenance and repairs, insurance and other direct operating expenses related to the property. As of December 31, 1998, future minimum non-cancellable lease revenues are as follows:

                                                  Year ending
                                                 December 31,         Amount
                                                 ------------       ----------
                                                     1999           $  678,000
                                                     2000              689,000
                                                     2001              689,000
                                                     2002              546,500
                                                     2003              280,500
                                                                     ---------

                                                     Total          $2,883,000



                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1998 and 1997


NOTE K - SEGMENT INFORMATION

The Company operates with a centralized management structure and has two identifiable operating segments: an adult entertainment lounge and restaurant located in Dallas, Texas and commercial rental real estate located in Dallas and Tarrant Counties, Texas. All revenues are generated operations in these geographic areas. The Company has a relationship whereby rental revenues from various entities under common control comprise approximately 15.0% and 12.6% of total revenues for 1998 and 1997, respectively.

                                                Restaurant      Rental        General and
                                                 facility      real estate   administrative     Total
                                                -----------    -----------   -------------- -----------

Year ended December 31, 1998
   Revenue from external customers              $ 3,111,513    $   552,675    $      --     $ 3,664,188
   Revenue (expenses) from/to
     intercompany sources                          (240,000)      (360,000)       600,000          --
   Interest income                                     --            9,577         10,783        20,360
   Interest expense                                   5,863           --           50,075        55,938
   Depreciation and amortization                     34,505         21,469         58,411       114,385
   Income tax expense (benefit)                     (21,867)        34,428         81,798        94,359
   Segment assets                                   501,838      2,036,551        369,387     2,907,776
   Fixed asset expenditures                          51,627         22,014           --          73,641

Year ended December 31, 1997
   Revenue from external customers              $ 3,119,532    $   450,227    $        25   $ 3,569,784
   Revenue (expenses) from/to
     intercompany sources                          (440,000)      (244,500)       684,500          --
   Interest income                                   10,211         31,180         10,674        52,065
   Interest expense                                   2,205           --           60,137        62,342
   Depreciation and amortization                     32,145         21,047         58,537       111,729
   Income tax expense (benefit)                      10,590         57,415        171,203       239,208
   Segment assets                                   550,056      1,935,172        821,610     3,306,838
   Fixed asset expenditures                           1,731           --             --           1,731
