Form 10QSB
period 1999-03-31
MILLION DOLLAR SALOON INC
filed 1999-05-07
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
  XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-------  ACT OF 1934


                    For the quarterly period ended March 31, 1999

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 30, 1998: 5,731,778

Transitional Small Business Disclosure Format (check one):  YES  NO X

                           MILLION DOLLAR SALOON, INC.

                Form 10-QSB for the Quarter ended March 31, 1999

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         10


Part II - Other Information

  Item 1   Legal Proceedings                                                 12

  Item 2   Changes in Securities                                             12

  Item 3   Defaults Upon Senior Securities                                   12

  Item 4   Submission of Matters to a Vote of Security Holders               12

  Item 5   Other Information                                                 12

  Item 6   Exhibits and Reports on Form 8-K                                  12


Signatures                                                                   12




Part 1 - Item 1 - Financial Statements

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             March 31, 1999 and 1998

                                   (Unaudited)

                                                                          1999           1998
                                                                     -----------    -----------

                                     ASSETS
Current Assets
   Cash on hand and in bank                                          $   675,690    $   785,680
   Note receivable - current portion                                      24,480         22,604
   Prepaid income taxes receivable                                        33,653          4,248
   Inventory                                                              18,560         13,339
   Prepaid expenses                                                       71,212         81,782
                                                                     -----------    -----------

      Total current assets                                               823,595        907,653
                                                                     -----------    -----------


Property and Equipment - At Cost
   Buildings and related improvements                                  1,987,514      1,955,132
   Furniture and equipment                                               798,372        757,110
   Vehicles                                                               52,728         52,728
                                                                     -----------    -----------
                                                                       2,838,614      2,764,970
   Less accumulated depreciation                                      (1,591,391)    (1,497,934)
                                                                     -----------    -----------
                                                                       1,247,223      1,267,036
   Land                                                                  741,488        741,488
                                                                     -----------    -----------

      Net property and equipment                                       1,988,711      2,008,524
                                                                     -----------    -----------


Other Assets
   Note receivable - noncurrent portion                                   73,868         99,995
   Accounts receivable from officers, shareholders and affiliates           --          815,824
   Organization costs, net of accumulated amortization
      of $53,391 and $38,406, respectively                                21,537         36,522
   Loan costs, net of accumulated amortization of
       $22,125 and $15,804 respectively                                    9,482         15,803
   Other                                                                   6,975          7,725
                                                                     -----------    -----------

      Total other assets                                                 111,862        975,869
                                                                     -----------    -----------

Total Assets                                                         $ 2,924,168    $ 3,892,046
                                                                     ===========    ===========


                                  - Continued -

The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               3




                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                             March 31, 1999 and 1998

                                   (Unaudited)
                                    ---------
                                                               1999         1998
                                                           ----------   ----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Current portion of long-term debt                       $  181,905   $  163,288
   Accounts payable - trade                                    27,803       24,393
   Accrued liabilities                                         61,274       46,200
   Dividends payable                                           56,418       61,445
   Tenant deposits                                              6,500        7,510
                                                           ----------   ----------

      Total current liabilities                               333,900      302,836
                                                           ----------   ----------


Long-Term Liabilities
   Long-term debt, net of current maturities                  112,754      295,631
   Deferred tax liability                                     125,057       98,936
                                                           ----------   ----------

      Total liabilities                                       571,711      697,403
                                                           ----------   ----------


Commitments and Contingencies


Shareholders' Equity
   Preferred stock - $0.001 par value.  5,000,000 shares
      authorized.  None issued and outstanding                   --           --
   Common stock - $0.001 par value.  50,000,000 shares
      authorized.  5,731,778 and 6,144,451 issued
      and outstanding, respectively                             5,732        6,144
   Additional paid-in capital                                    --        598,965
   Retained earnings                                        2,346,725    2,589,534
                                                           ----------   ----------

      Total shareholders' equity                            2,352,457    3,194,643
                                                           ----------   ----------

Total Liabilities and Shareholders' Equity                 $2,924,168   $3,892,046
                                                           ==========   ==========



The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               4

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three months ended March 31, 1999 and 1998

                                   (Unaudited)
                                    ---------

                                                          1999          1998
                                                     -----------    -----------
Revenues
   Bar and restaurant sales                          $   855,208    $   829,942
   Rental income                                         169,911        125,422
                                                     -----------    -----------
      Total revenues                                   1,025,119        955,364
                                                     -----------    -----------

Cost of Sales - Bar and Restaurant Operations            486,098        464,553
                                                     -----------    -----------

Gross Profit                                             539,021        490,811
                                                     -----------    -----------

Operating Expenses
   General and administrative expenses                   332,940        366,187
   Interest expense                                        8,779         13,202
   Depreciation and amortization                          28,817         27,691
                                                     -----------    -----------
      Total operating expenses                           370,536        407,080
                                                     -----------    -----------

Income from Operations                                   168,485         83,731

Other Income (Expenses)
   Interest and other miscellaneous                        4,906         13,048
                                                     -----------    -----------

Income before Income Taxes                               173,391         96,779

Income Tax (Expense) Benefit
   Currently payable                                     (58,000)       (33,000)
   Deferred                                                 --             --
                                                     -----------    -----------

Net Income                                               115,391         63,779

Other Comprehensive Income                                  --             --
                                                     -----------    -----------

Comprehensive Income                                 $   115,391    $    63,779
                                                     ===========    ===========

Earnings per share of common stock outstanding,
   computed on net income - basic and fully diluted        $0.02          $0.01
                                                            ====           ====

Weighted-average number of shares outstanding          5,731,778      5,515,618
                                                     ===========    ===========

The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               5



                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 1999 and 1998

                                   (Unaudited)
                                    ---------
                                                                         1999         1998
                                                                      ---------    ---------

Cash Flows from Operating Activities
   Net income                                                         $ 115,391    $  63,779
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                                   28,817       27,691
         Common stock issued for consulting fees                           --         69,700
         Interest income from shareholders capitalized as principal        --        (10,140)
         (Increase) decrease in
            Accounts receivable - trade and other                         6,671         --
            Federal income taxes receivable                              58,000       33,000
            Inventory                                                      (156)       2,758
            Prepaid expenses                                            (14,752)      (8,238)
         Increase (decrease) in
            Accounts payable and other accrued liabilities                2,883       12,402
            Tenant deposits                                                --          1,010
                                                                      ---------    ---------
      Net cash provided by operating activities                         196,854      191,962
                                                                      ---------    ---------

Cash Flows from Investing Activities
   Principal collections on note receivable                               5,902        5,447
   Purchases of property and equipment                                     --           --
                                                                      ---------    ---------
      Net cash used in investing activities                               5,902        5,447
                                                                      ---------    ---------

Cash Flows from Financing Activities
   Private placement of common stock                                       --        530,000
   Principal payments on long-term notes payable                        (43,665)     (39,241)
   Dividends paid                                                       (58,218)     (52,440)
                                                                      ---------    ---------
      Net cash used in financing activities                            (101,883)     438,319
                                                                      ---------    ---------

Increase in Cash and Cash Equivalents                                   100,873      635,728
   Cash and cash equivalents at beginning of period                     574,817      149,952
                                                                      ---------    ---------

Cash and cash equivalents at end of period                            $ 675,690    $ 785,680
                                                                      =========    =========

Supplemental Disclosures of Interest
   and Income Taxes Paid
      Interest paid during the period                                 $   8,779    $  13,202
                                                                      =========    =========
      Income taxes paid (refunded)                                    $    --      $    --
                                                                      =========    =========

Supplemental Disclosure of Non-Cash
   Investing and Financing Activities
      Declaration of first quarter dividend
      of  $0.01per share, respectively                                $  57,318    $  61,445
                                                                      =========    =========


The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               6

                           MILLION DOLLAR SALOON, INC.

                          Notes to Financial Statements



Note 1 - Basis of Presentation

Million Dollar Saloon, Inc. (Company) was incorporated under the laws of the State of Nevada on September 28, 1987. These financial statements reflect the books and records of Million Dollar Saloon, Inc., Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for the periods ended March 31, 1999 and
1998, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.

During interim periods, the Company follows the accounting policies set forth in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB filed with the U. S. Securities and Exchange Commission. The information presented herein does not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 1999.

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

a.)   Cash and cash equivalents

      The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.


Note 3 - Common stock transactions

On March 19, 1998, the Company sold 530,000 shares of restricted, unregistered common stock to an individual under a Stock Purchase Agreement (Agreement) at a price of $1.00 per share for total proceeds to the Company of$530,000. The Agreement also contains a "second closing" clause whereby the individual will acquire an additional 400,000 shares of equivalent restricted, unregistered common stock at $1.10 per share for gross proceeds of $440,000, on or before July 15, 1998. As of March 31, 1999, the individual has not complied with the "second closing" portion of the Agreement.

                           MILLION DOLLAR SALOON, INC.

Note 3 - Common stock transactions - Continued

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


Note 4 - Segment Information

The Company operates with a centralized management structure and has two identifiable operating segments: an adult entertainment lounge and restaurant located in Dallas, Texas and commercial rental real estate located in Dallas and Tarrant Counties, Texas. All revenues are generated from operations in these geographic areas. The Company has a relationship whereby rental revenues from various entities under common control comprise approximately 16.6% and 13.1% of total revenues for the three month period ended March 31, 1999 and 1998, respectively.


                                           Restaurant     Rental         General and
                                           facility       real estate    administrative     Total
                                           ----------     -----------    --------------     ----------
Three months ended March 31, 1999
----------------------------------
   Revenue from external customers          $855,208      $ 169,911       $    -            $1,025,119
   Revenue (expenses) from/to
     intercompany sources                       -              -               -                  -
   Interest income                              -             2,108           2,798              4,906
   Interest expense                              631                          8,148              8,779
   Depreciation and amortization               8,714         17,279           2,824             28,817
   Income tax expense (benefit)               13,800         45,600          (1,400)            58,000
   Segment assets                            537,873      1,910,667         475,628          2,924,168
   Fixed asset expenditures                     -              -               -                  -





                           MILLION DOLLAR SALOON, INC.

                    Notes to Financial Statements - Continued



Note 4 - Segment Information
                                           Restaurant      Rental           General and
                                            facility       real estate      administrative      Total
                                           ----------      -----------      --------------     ---------
 Three months ended March 31, 1998
 ---------------------------------
   Revenue from external customers          $829,942       $125,422         $    -              $955,364
   Revenue (expenses) from/to
     intercompany sources                    (32,099)        32,099              -                  -
   Interest income                             2,552         10,148               348             13,048
   Interest expense                              871         12,331              -                13,202
   Depreciation and amortization               7,843         17,024             2,824             27,691
   Income tax expense (benefit)               18,200         39,800           (25,000)            33,000
   Segment assets                            628,998      2,738,224           557,824          3,925,046
   Fixed asset expenditures                     -              -                 -                  -





                (Remainder of this page left blank intentionally)

Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

(1)  Results of Operations

Bar and restaurant operations remained relatively constant between the first quarter of 1999 as compared to the first quarter of 1998. Total bar and restaurant sales for the 1999 period were approximately $855,000 as compared to approximately $830,000 for the 1998 period. The increase of approximately $25,000 was due to fluctuations in patronage, which is dependent upon convention and visitor activity and other uncontrollable factors in the Dallas-Ft. Worth Metroplex geographic area. Additionally, rental income increased by approximately $45,000 for the same period from approximately $125,000 for the first quarter of 1998 to approximately $170,000 for the first quarter of 1999. This is due to scheduled increases in weekly rental income on the Company's properties.

The Company continues to seek effective marketing and advertising methods to maintain and increase its bar and restaurant patronage.

Cost of sales increased by approximately $22,000 during the first three months of 1999 as compared to the same expenses for the same period in 1998. This increase is a result of an approximate $16,000 increase in entertainer compensation and charges for upgrading and renovations to stage lighting and sound systems in the Company's Dallas Texas entertainment facility. Gross profit percentages increased slightly to 52.6% for the first three months of 1999 versus 51.4% for the first three months of 1998. Increased cost controls over purchasing, inventory management protocols and labor management continue to contribute to improving gross profit percentages.

General and administrative expenses decreased by approximately $36,500 in the first three months of 1999 versus the first three months of 1998. This decrease is principally related to a decrease in legal and professional fees incurred by management related to preliminary investigations of potential merger and/or acquisition candidates. As of this filing, management has not identified any suitable merger or acquisition candidates as a result of their preliminary investigations. The Company continues to experience relatively constant expenditure levels for other general operating expenses. Management continues to monitor its expenditure levels to achieve optimum financial results.

Net income before income taxes was approximately $173,000 for the first three months of 1999 versus approximately $97,000 for the first three months of 1998. After-tax net income also increased by approximately $51,000 from approximately $64,000 for the first three months of 1998 to approximately $115,000 for the first three months of 1999. The Company experienced earnings per share of approximately $0.02 per share for the first three months of 1999 as compared to approximately $0.01 per share for the first three months of 1998.


(2)  Liquidity

As of March 31, 1999, the Company has working capital of approximately $489,695 as compared to approximately $440,568 at December 31, 1998 and approximately $608,198 at March 31, 1998. The Company achieved positive cash flows from operations of approximately $197,000 for the first three months of 1999 versus approximately $192,000 for the first three months of 1998. The Company's working capital position was impacted by the increased calculation of current maturities of long-term debt for 1999 and the payment of income tax estimates during 1998 which were carried forward into 1999.

The Company has identified no significant capital requirements for the current annual period. Liquidity requirements mandated by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management.

The 1997 Stock Purchase Agreement specifically details and limits the utilization of the $530,000 received as follows:1) potential acquisition of a similar bar and restaurant operation in Denver, Colorado; 2) expansion and renovation of the Company's existing Dallas, Texas bar and restaurant operation;
3) expansion and renovation of property owned by the Company which is under lease to an unrelated third party and which lease expired and was renewed during 1998; 4) acquisition of treasury stock and 5) other corporate expenses related to strategic planning. The Company completed the expansion and renovation of the Dallas Texas facility and the leased facility during 1998. As of this filing, the Company has no definitive agreements to acquire or expand any other properties.

The Company anticipates the continuance of dividend payments and paid approximately $58,000 and $52,000 during the first quarters of 1999 and 1998, respectively and declared dividends of approximately $57,000 and $61,400 to be paid in the second quarter of 1999 and 1998, respectively. Future operating liquidity, debt service and dividend payments are expected to be sustained from continuing operations. Additionally, management is of the opinion that there is additional potential availability of incremental mortgage debt and the opportunity for the sale of additional common stock through either private placements or secondary offerings.

(3)  Year 2000 Considerations

The Year 2000 (Y2K) date change is believed to affect virtually all computers and organizations. The Company has undertaken a comprehensive review of its information systems, including personal computers, software and peripheral devices, and its general communications systems. The Company has no direct electronic links with any customer or supplier. In addition, the Company has held discussions with certain of its software suppliers with respect to the Y2K date change. The Company has completed its detailed review, as a preliminary assessment and the Company believes, as of the date of this filing, that it will not be required to modify or replace significant portions of its computer hardware or software and any such modifications or replacements are, or will be, readily available. The Company anticipates that it will complete its detailed review by June 30, 1999 and complete any modifications, upgrades or replacements during the third quarter of 1999.

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

                                                    MILLION DOLLAR SALOON, INC.


May    6   , 1999                         /s/ Nina J. Furrh
    -------                              --------------------------------------
                                                                  Nina J. Furrh
                                                         President and Director


May    6   , 1999                               /s/ Ronald W. Johnston
    -------                              --------------------------------------
                                                             Ronald W. Johnston
                                           Chief Financial Officer and Director