Form 10QSB
period 1999-06-30
MILLION DOLLAR SALOON INC
filed 1999-08-11
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

(Mark one)
   XX      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------  ACT OF 1934

                  For the quarterly period ended June 30, 1999

---------  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
           OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 5, 1999: 5,731,778

Transitional Small Business Disclosure Format (check one):    YES       NO X

                           Million Dollar Saloon, Inc.

                 Form 10-QSB for the Quarter ended June 30, 1999

                                Table of Contents


                                                                            Page
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         12


Part II - Other Information

  Item 1   Legal Proceedings                                                 14

  Item 2   Changes in Securities                                             14

  Item 3   Defaults Upon Senior Securities                                   15

  Item 4   Submission of Matters to a Vote of Security Holders               15

  Item 5   Other Information                                                 15

  Item 6   Exhibits and Reports on Form 8-K                                  15


Signatures                                                                   16



Part 1 - Item 1 - Financial Statements

                  Million Dollar Saloon, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             June 30, 1999 and 1998

                                   (Unaudited)

                                     Assets
                                     ------
                                                                        1999           1998
                                                                     -----------    -----------

Current Assets
   Cash on hand and in bank                                          $   644,251    $   719,685
   Note receivable - current portion                                      24,480         22,604
   Prepaid income taxes receivable                                        12,903           --
   Inventory                                                              17,375         12,115
   Prepaid expenses                                                       65,872         80,828
                                                                     -----------    -----------

      Total current assets                                               764,881        835,232
                                                                     -----------    -----------


Property and Equipment - At Cost
   Buildings and related improvements                                  1,987,514      1,955,132
   Furniture and equipment                                               805,087        788,706
   Vehicles                                                               52,728         52,728
                                                                     -----------    -----------
                                                                       2,845,328      2,796,566
   Less accumulated depreciation                                      (1,614,881)    (1,520,298)
                                                                     -----------    -----------
                                                                       1,230,447      1,276,268
   Land                                                                  741,488        741,488
                                                                     -----------    -----------

      Net property and equipment                                       1,971,935      2,017,756
                                                                     -----------    -----------


Other Assets
   Note receivable - noncurrent portion                                   67,850         93,094
   Accounts receivable from officers,  shareholders and affiliates          --          825,965
   Organization costs, net of accumulated amortization
      of $57,137 and $42,152, respectively                                17,791         32,776
   Loan costs, net of accumulated amortization of
       $23,705 and $17,384 respectively                                    7,902         14,223
   Other                                                                   6,975          7,725
                                                                     -----------    -----------

      Total other assets                                                 100,518        973,783
                                                                     -----------    -----------

Total Assets                                                         $ 2,837,334    $ 3,826,771
                                                                     ===========    ===========


                                  - Continued -


The financial information presented herein has been prepared by management without audit by independent certified public accountants.


                  Million Dollar Saloon, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                             June 30, 1999 and 1998

                                   (Unaudited)

                      Liabilities and Shareholders' Equity
                      ------------------------------------

                                                              1999          1998
                                                           -----------   -----------

Current Liabilities
   Current portion of long-term debt                       $   181,905   $   122,370
   Accounts payable - trade                                     23,510        32,462
   Accrued liabilities                                          43,362        51,733
   Dividends payable                                            57,318        61,445
   Tenant deposits                                               6,500         6,500
                                                           -----------   -----------

      Total current liabilities                                312,595       274,510
                                                           -----------   -----------


Long-term Liabilities
   Long-term debt, net of current maturities                    67,832       296,514
   Deferred tax liability                                      125,057        98,936
                                                           -----------   -----------

      Total liabilities                                        505,484       669,960
                                                           -----------   -----------


Commitments and Contingencies


Shareholders' Equity
   Preferred stock - $0.001 par value.  5,000,000 shares
      authorized.  None issued and outstanding                    --            --
   Common stock - $0.001 par value.  50,000,000 shares
      authorized.  5,731,778 and 6,144,451 issued
      and outstanding, respectively                              5,732         6,144
   Additional paid-in capital                                     --         598,965
   Retained earnings                                         2,326,118     2,581,702
                                                           -----------   -----------
                                                             2,331,850     3,186,811
     Treasury stock (30,000 shares at cost)                       --         (30,000)
                                                           -----------   -----------

      Total shareholders' equity                             2,331,850     3,156,811
                                                           -----------   -----------

Total Liabilities and Shareholders' Equity                 $ 2,837,334   $ 3,826,771
                                                           ===========   ===========


The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               4


                  Million Dollar Saloon, Inc. and Subsidiaries
           Consolidated Statements of Income and Comprehensive Income
                Six and Three months ended June 30, 1999 and 1998

                                   (Unaudited)

                                      Six months     Six months    Three months   Three months
                                        ended           ended          ended          ended
                                     June 30, 1999  June 30, 1998  June 30, 1999  June 30, 1998
                                     -------------  -------------  -------------  -------------
Revenues
   Bar and restaurant sales           $ 1,644,382    $ 1,648,655    $   789,174    $   818,713
   Rental income                          340,436        239,055        170,525        113,633
                                      -----------    -----------    -----------    -----------
      Total revenues                    1,984,818      1,887,710        959,699        932,346
                                      -----------    -----------    -----------    -----------

Cost of Sales - Bar and
   Restaurant Operations                1,016,637        986,748        530,539        522,195
                                      -----------    -----------    -----------    -----------

Gross Profit                              968,181        900,962        429,160        410,151
                                      -----------    -----------    -----------    -----------

Operating Expenses
   General and administrative             672,906        672,652        339,966        306,465
   Interest                                16,299         25,610          7,520         19,438
   Depreciation and amortization           57,632         55,382         28,815         29,330
                                      -----------    -----------    -----------    -----------
      Total operating expenses            746,837        753,644        376,301        346,564
                                      -----------    -----------    -----------    -----------

Income from Operations                    221,344        147,618         52,859         63,587

Other Income (Expenses)
   Interest and other miscellaneous        10,235         29,163          5,329         16,115
                                      -----------    -----------    -----------    -----------

Income before Income Taxes                231,579        176,481         58,188         79,702

Income tax (expense)
   Currently payable                      (78,750)       (59,089)       (20,750)       (26,089)
   Deferred                                  --             --             --             --
                                      -----------    -----------    -----------    -----------

Net Income                                152,829        117,392         37,438         53,613

Other comprehensive income                   --             --             --             --
                                      -----------    -----------    -----------    -----------

Comprehensive Income                  $   152,829    $   117,392    $    37,438    $    53,613
                                      ===========    ===========    ===========    ===========





The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               5


                  Million Dollar Saloon, Inc. and Subsidiaries
           Consolidated Statements of Income and Comprehensive Income
                Six and Three months ended June 30, 1999 and 1998

                                   (Unaudited)

                                Six months       Six months      Three months     Three months
                                  ended            ended             ended            ended
                               June 30, 1999    June 30, 1998    June 30, 1999    June 30, 1998
                               -------------    -------------    -------------    -------------

Net Income                      $  152,829       $  117,392       $   37,438       $   53,613

Other comprehensive income            --               --               --               --
                                ----------       ----------       ----------       ----------


Comprehensive Income            $  152,829       $  117,392       $   37,438       $   53,613
                                ==========       ==========       ==========       ==========


Earnings per share of common
   stock outstanding computed
   on net income - basic and
   fully diluted                     $0.03            $0.02           $0.01             $0.01
                                      ====             ====            ====              ====

Weighted-average number
   of shares outstanding -
   basic and fully diluted       5,731,778        5,831,771        5,731,778        6,144,451
                                ==========       ==========       ==========       ==========



                (Remainder of this page left blank intentionally)













The financial information presented herein has been prepared by management without audit by independent certified public accountants.


                  Million Dollar Saloon, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 1999 and 1998

                                   (Unaudited)

                                                                        1999         1998
                                                                      ---------    ---------

Cash Flows from Operating Activities
   Net income                                                         $ 152,829    $ 117,392
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                                   57,632       55,382
         Common stock issued for consulting fees                           --         69,700
         Interest income from shareholders capitalized as principal        --        (20,281)
         (Increase) decrease in
            Accounts receivable - trade and other                         6,671         --
            Federal income taxes receivable                              78,750       37,248
            Inventory                                                     1,029        3,982
            Prepaid expenses                                             (9,412)      (7,284)
         Increase (decrease) in
            Accounts payable and other accrued liabilities              (19,321)      19,161
            Income taxes payable                                           --          6,841
                                                                      ---------    ---------
Net cash provided by operating activities                               268,178      282,141
                                                                      ---------    ---------

Cash Flows from Investing Activities
   Principal collections on note receivable                              11,920       12,348
   Net proceeds from sale of fixed assets                                  --           --
   Purchases of property and equipment                                   (6,714)     (31,596)
                                                                      ---------    ---------
Net cash used in investing activities                                     5,206      (19,248)
                                                                      ---------    ---------

Cash Flows from Financing Activities
   Private placement of common stock                                       --        530,000
   Principal payments on long-term notes payable                        (88,587)     (79,276)
   Funds advanced to affiliated and shareholders - net                     --           --
   Purchase of treasury stock                                              --        (30,000)
   Dividends paid                                                      (115,363)    (113,884)
                                                                      ---------    ---------
Net cash used in financing activities                                  (203,950)     306,840
                                                                      ---------    ---------

Increase in Cash and Cash Equivalents                                    69,434      569,733

Cash and cash equivalents at beginning of period                        574,817      149,952
                                                                      ---------    ---------

Cash and cash equivalents at end of period                            $ 644,251    $ 719,685
                                                                      =========    =========

                                  - Continued -


The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               7

                  Million Dollar Saloon, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows - Continued
                     Six months ended June 30, 1999 and 1998

                                   (Unaudited)

                                                                1999     1998
                                                               -------  -------
Supplemental Disclosures of Interest
   and Income Taxes Paid

      Interest paid during the period                          $16,299   $25,610
                                                               =======   =======

      Income taxes paid                                        $  --     $15,000
                                                               =======   =======


Supplemental Schedule of Non-Cash Investing and Financing Activities

      Declaration of second quarter dividend,
         payable in the third quarter at $0.01
         and $0.01 per share, respectively                     $57,318   $61,445
                                                               =======   =======





                (Remainder of this page left blank intentionally)










The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               8

                  Million Dollar Saloon, Inc. and Subsidiaries

                          Notes to Financial Statements


Note 1 - Basis of Presentation

Million Dollar Saloon, Inc. (Company) was incorporated under the laws of the State of Nevada on September 28, 1987. These financial statements reflect the books and records of Million Dollar Saloon, Inc. (Nevada), Million Dollar Saloon, Inc. (Texas), Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for the periods ended June 30, 1999 and 1998, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.

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

a.)   Cash and cash equivalents
      -------------------------

      The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

                  Million Dollar Saloon, Inc. and Subsidiaries

Note 3 - Common stock transactions

On March 19, 1998, the Company sold 530,000 shares of restricted, unregistered common stock to an individual under a Stock Purchase Agreement (Agreement) at a price of $1.00 per share for total proceeds to the Company of$530,000. The Agreement also contains a "second closing" clause whereby the individual will acquire an additional 400,000 shares of equivalent restricted, unregistered common stock at $1.10 per share for gross proceeds of $440,000, on or before July 15, 1998. As of June 30, 1999, the individual has not complied with the "second closing" portion of the Agreement.

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

On March 19, 1998, concurrent with the Stock Purchase Agreement discussed above, the Company entered into a Consulting Agreement with a separate individual for consulting, advisory and management services to be performed as directed by the Company's Board of Directors. The Consulting Agreement was for a term of one (1) year and may be terminated by either party with ten (10) days written notice. The compensation for the Consulting Agreement was paid in restricted, unregistered common stock of the Company as follows: 150,000 shares as payment for consulting, advisory and management services to be performed as directed by the Company's Board of Directors and an additional 55,000 shares upon receipt of the $530,000 discussed above. An additional 45,000 shares will be issued to the consultant upon receipt of the $440,000, which was originally due on or before July 15, 1998.

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



               (Remainder of this page left blank intentionally.)

                  Million Dollar Saloon, Inc. and Subsidiaries

Note 4 - Segment Information

The Company operates with a centralized management structure and has two identifiable operating segments: an adult entertainment lounge and restaurant located in Dallas, Texas and commercial rental real estate located in Dallas and Tarrant Counties, Texas. All revenues are generated from operations in these geographic areas. The Company has a relationship whereby rental revenues from various entities under common control comprise approximately 16.6% and 13.1% of total revenues for the six month period ended June 30, 1999 and 1998, respectively.


                                      Restaurant      Rental       General and
                                       facility     real estate   administrative    Total
                                     -----------    -----------   -------------- -----------

Six months ended June 30, 1999
------------------------------
   Revenue from external customers   $ 1,644,382    $   340,436   $      --      $ 1,984,818
   Revenue (expenses) from/to
     intercompany sources                   --             --            --             --
   Interest income                          --            4,098         6,137         10,235
   Interest expense                        1,008         15,291        16,299
   Depreciation and amortization          17,427         34,557         5,648         57,632
   Income tax expense (benefit)          (22,265)       102,235        (1,220)        78,750
   Segment assets                        420,369      1,940,851       476,114      2,837,334
   Fixed asset expenditures                 --            6,714          --            6,714

Six months ended June 30, 1998
------------------------------
   Revenue from external customers   $ 1,648,655    $   239,055   $      --      $ 1,984,818
   Revenue (expenses) from/to
     intercompany sources                   --             --            --             --
   Interest income                         5,106         14,852         9,205         29,163
   Interest expense                        1,701         23,909          --           25,610
   Depreciation and amortization          15,686         34,048         5,648         55,382
   Income tax expense (benefit)            9,590         74,384       (24,885)        59,089
   Segment assets                        647,144      2,701,123       478,504      3,826,771
   Fixed asset expenditures                 --           31,596          --             --



Note 5 - Commitments

On July 9, 1999, Dewanna Ross, the Company's Chief Operating Officer, Vice President of Operations, Secretary, Treasurer and a director, entered into an Employment Agreement (Agreement) with the Company for a term of two years which provides for a salary of $1,400 per week during the first year of the Agreement and $1,500 per week during the second year of the Agreement.

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

(2)  Results of Operations

Bar and restaurant operations remained relatively constant between the first six months of 1999 as compared to the first six months of 1998. Total bar and restaurant sales for the 1999 period were approximately $1,644,000 as compared to approximately $1,649,000 for the 1998 period. Rental income increased by approximately $101,000 for the same period from approximately $239,000 for the first six months of 1998 to approximately $340,000 for the first quarter of 1999. This is due to scheduled increases in weekly rental income on the Company's properties and the execution of a new lease renewal at higher rates in 1998.

The Company continues to seek effective marketing and advertising methods to maintain and increase its bar and restaurant patronage.

Cost of sales increased by approximately $30,000 during the first six months of 1999 as compared to the same expenses for the same period in 1998. This increase is a result of an approximate $16,000 increase in entertainer compensation and charges for upgrading and renovations to stage lighting and sound systems in the Company's Dallas Texas entertainment facility. Gross profit percentages increased slightly to 48.78% for the first six months of 1999 versus 47.73% for the first six months of 1998. Increased cost controls over purchasing, inventory management protocols and labor management continue to contribute to improving gross profit percentages.

General and administrative expenses were relatively consistent in the first six months of 1999 versus the first six months of 1998. The Company continues to experience relatively constant expenditure levels for other general operating expenses. Management continues to monitor its expenditure levels to achieve optimum financial results.

Net income before income taxes was approximately $232,000 for the first six months of 1999 versus approximately $176,000 for the first six months of 1998. After-tax net income also increased by approximately $36,000 from approximately $117,000 for the first six months of 1998 to approximately $153,000 for the first six months of 1999. The Company experienced earnings per share of approximately $0.03 per share for the first six months of 1999 as compared to approximately $0.02 per share for the first six months of 1998.

(2)  Liquidity

As of June 30, 1999, the Company has working capital of approximately $452,000 as compared to approximately $441,000 at December 31, 1998 and approximately $561,000 at March 31, 1998. The Company achieved positive cash flows from operations of approximately $268,000 for the first six months of 1999 versus approximately $282,000 for the first six months of 1998. The Company's working capital position was impacted by the increased calculation of current maturities of long-term debt for 1999 and the payment of income tax estimates during 1998 which were carried forward into 1999.

The Company has identified no significant capital requirements for the current annual period. Liquidity requirements mandated by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management.

The Company an aggregate of approximately $115,000 and $114,000 during the first six months of 1999 and 1998, respectively and declared dividends of approximately $57,000 and $61,000 to be paid in the third quarter of 1999 and 1998, respectively. Future operating liquidity, debt service and dividend payments, if any, are expected to be sustained from continuing operations.

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

Part II - Other Information

Item 1 - Legal Proceedings

   The Company is one of several defendants in Cause No. DV99-02585-L; Roy D. Stedham v. The Million Dollar Saloon, et al.; 193rd District Court, Dallas County, Texas which is alleged to be a class action seeking monetary damages for violation of the Texas Finance Code concerning overcharges for purchases of certain items by the use of a credit card. The Company has denied the allegations and intends to vigorously contest the claims asserted. The Company does not believe that the plaintiff/class will prevail on their claims. The monetary damages sought, plus attorneys' fees, in management's opinion does not constitute an amount that is material to the Company.

Item 2 - Changes in Securities

   On July 9, 1999, W-W Investments, L.L.P., a Texas registered limited liability partnership ("W-W Investments"), acquired in a private transaction 460,001 shares of the common stock of Million Dollar Saloon, Inc. (the "Company") from Bjorn Heyerdahl, a former officer and director of the Company, for $299,000 ($.65 per share) and additionally acquired from Nina J. Furrh, the President, Chief Executive Officer and a director of the Company, 1,823,297 shares of the common stock of the Company for $1,427,637 ($.7829975 per share). The 2,283,298 shares of the Company's common stock acquired from the two shareholders represents approximately 39.8% of the outstanding 5,731,778 shares of the Company's common stock.

   As part of the transaction, Nina J. Furrh, Sharon Furrh and Ronald W. Johnston resigned as directors. Nina J. Furrh also resigned as President and Chief Executive Officer of the Company. Nina Furrh will continue with the Company until August 31, 1999 as a salaried employee to assist with the management during the transaction period. Dewanna Ross will continue to serve as the Company's Chief Operating Officer and Ronald W. Johnston will continue as the Chief Financial Officer of the Company.

   With the acquisition of the 2,283,298 shares of the Company's common stock, W-W Investments and its affiliates own 3,351,574 shares or approximately 58.5% of the Company's issued and outstanding shares of common stock.

   W-W Investments is an investment partnership in which the Estate of Edward Weaver and Steven Wheeler are partners. Linda Weaver is the independent executrix of the Estate of Edward Weaver. In addition to the shares acquired by W-W Investments, Linda Weaver owns 500,000 shares of the common stock and has an option from the Company to purchase an additional 400,000 shares of common stock for $440,000 or $1.10 per share. As a result of the acquisition of the shares by W-W Investment, Linda Weaver owns beneficially, directly or indirectly, 3,473,898 shares of common stock which includes the 2,283,298 shares owned by W-W Investments, 500,000 shares owned by Linda Weaver, 290,600 shares owned by Diamond Production of Oklahoma, L.P., and 400,000 shares which may be acquired by Linda Weaver pursuant to the option granted to her by the Company in March 1998.

   As a result of the acquisition of the additional shares by W-W Investments, Steven Wheeler beneficially owns, directly or indirectly, 2,851,574 shares of the Company's common stock which includes the 2,283,298 shares acquired by W-W Investments, 218,000 shares owned by Steven Wheeler, 290,600 shares owned by Diamond Production of Oklahoma, L.P. and 59,676 shares owned by Diamond Production Company L.L.C., which is owned by The Wheeler Trust '89. Linda Weaver is a limited partner of Diamond Production of Oklahoma, L.P. and Diamond Production Company L.L.C. is the General Partner.

   Neither W-W Investments nor any of its partners borrowed from any third party the funds necessary to make the purchase of the shares from the two shareholders nor has W-W Investment nor any of its partners pledged to a third party any of the shares of the Company's common stock owned by them to obtain any funds for this transaction.

   W-W Investments has the right to elect up to three directors to fill the vacancies created by the resignations of Nina J. Furrh, Sharon Furrh and Ronald Johnston. On July 9, 1999, Michael R. Garrett was elected to the Board of Directors to fill one of the vacancies created by the director resignations. It is anticipated that within the next 30 days, W-W Investments will submit two additional nominees to be elected to the Board of Directors of the Company.

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

   Exhibit 27       Financial Data Schedule

   July 9, 1999     Form 8-K disclosing items discussed in Part II -Item 2 and
                    Part II - Item 5 above.





                (Remainder of this page left blank intentionally)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    Million Dollar Saloon, Inc.


August    9   , 1999                                /s/ Dewanna Ross
       -------                               ----------------------------------
                                                                   Dewanna Ross
                                                        Chief Operating Officer
                                                                   and Director


August    9   , 1999                                /s/ Ronald W. Johnston
       -------                               ---------------------------------
                                                             Ronald W. Johnston
                                                        Chief Financial Officer