Form 10QSB
period 1999-09-30
MILLION DOLLAR SALOON INC
filed 1999-11-02
CIK 1002396

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
   XX      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------  ACT OF 1934


                For the quarterly period ended September 30, 1999

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 26, 1999: 5,731,778
                                                             ---------

Transitional Small Business Disclosure Format (check one):  YES  NO X

                  Million Dollar Saloon, Inc. and Subsidiaries

              Form 10-QSB for the Quarter ended September 30, 1999

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



Part 1 - Item 1 - Financial Statements

                  Million Dollar Saloon, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           September 30, 1999 and 1998
                                   (Unaudited)

                                     Assets
                                     ------
                                                                         1999           1998
                                                                     -----------    -----------

Current Assets
   Cash on hand and in bank                                          $   705,012    $   730,242
   Note receivable - current portion                                      24,480         22,604
   Inventory                                                              14,387         14,438
   Prepaid expenses                                                       34,870         90,682
                                                                     -----------    -----------

      Total current assets                                               778,749        857,966
                                                                     -----------    -----------


Property and Equipment - At Cost
   Buildings and related improvements                                  1,987,514      1,987,513
   Furniture and equipment                                               822,149        791,049
   Vehicles                                                                 --           52,728
                                                                     -----------    -----------
                                                                       2,809,663      2,831,290
   Less accumulated depreciation                                      (1,596,986)    (1,542,662)
                                                                     -----------    -----------
                                                                       1,212,677      1,288,628
   Land                                                                  741,487        741,487
                                                                     -----------    -----------

      Net property and equipment                                       1,954,164      2,030,115
                                                                     -----------    -----------


Other Assets
   Note receivable - noncurrent portion                                   63,772         87,426
   Accounts receivable from officers,  shareholders and affiliates          --          836,107
   Organization costs, net of accumulated amortization
      of $60,884 and $45,898, respectively                                14,044         29,030
   Loan costs, net of accumulated amortization of
       $25,285 and $18,964 respectively                                    6,322         12,643
   Deferred tax asset                                                       --             --
   Other                                                                   6,975          7,725
                                                                     -----------    -----------

      Total other assets                                                  91,113        972,931
                                                                     -----------    -----------

Total Assets                                                         $ 2,824,026    $ 3,861,012
                                                                     ===========    ===========


                                  - Continued -

The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               3



                  Million Dollar Saloon, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                           September 30, 1999 and 1998
                                   (Unaudited)

                      Liabilities and Shareholders' Equity
                      ------------------------------------

                                                               1999          1998
                                                           -----------   -----------

Current Liabilities
   Current portion of long-term debt                       $   181,905   $   122,370
   Accounts payable - trade                                     23,568        26,311
   Accrued liabilities                                          59,194        55,614
   Dividends payable                                            57,318        61,445
   Federal income taxes payable                                  3,527         8,592
   Tenant deposits                                               6,500         6,500
                                                           -----------   -----------

      Total current liabilities                                332,012       280,832
                                                           -----------   -----------


Long-Term Liabilities
   Long-term debt, net of current maturities                     2,513       255,364
   Deferred tax liability                                      125,057        98,936
                                                           -----------   -----------

      Total Liabilities                                        459,582       635,132
                                                           -----------   -----------


Commitments and Contingencies


Shareholders' Equity
   Preferred stock - $0.001 par value.  5,000,000 shares
      authorized.  None issued and outstanding                    --            --
   Common stock - $0.001 par value.  50,000,000 shares
      authorized.  5,731,778 and 6,144,451 issued
      and outstanding, respectively                              5,732         6,143
   Additional paid-in capital                                     --         598,965
   Retained earnings                                         2,358,712     2,650,772
                                                           -----------   -----------
                                                             2,364,444     3,255,880
   Treasury stock - at cost                                       --         (30,000)
                                                           -----------   -----------

      Total Shareholders' Equity                             2,364,444     3,225,880
                                                           -----------   -----------

Total Liabilities and Shareholders' Equity                 $ 2,824,026   $ 3,861,012
                                                           ===========   ===========



The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               4



                  Million Dollar Saloon, Inc. and Subsidiaries
           Consolidated Statements of Income and Comprehensive Income
             Nine and Three months ended September 30, 1999 and 1998
                                   (Unaudited)

                                         Nine months    Nine months    Three months   Three months
                                             ended         ended          ended          ended
                                         September 30,  September 30,  September 30,  September 30,
                                             1999           1998           1999           1998
                                         -------------  -------------  -------------  -------------

Revenues
   Bar and restaurant sales              $ 2,448,838    $ 2,549,190    $   804,456    $   900,535
   Rental income                             514,961        378,579        174,525        139,524
                                         -----------    -----------    -----------    -----------
      Total revenues                       2,963,799      2,927,769        978,981      1,040,059
                                         -----------    -----------    -----------    -----------

Cost of Sales - Bar and
   Restaurant Operations                   1,479,889      1,504,252        463,252        517,504
                                         -----------    -----------    -----------    -----------

Gross Profit                               1,483,910      1,423,517        515,729        522,555
                                         -----------    -----------    -----------    -----------

Operating Expenses
   General and administrative expenses     1,063,030        972,561        390,124        299,908
   Interest expense                           19,645         36,904          3,346         11,295
   Depreciation and amortization              77,582         83,074         19,950         27,692
                                         -----------    -----------    -----------    -----------
      Total operating expenses             1,160,257      1,092,539        413,420        338,895
                                         -----------    -----------    -----------    -----------

Income from Operations                       323,653        330,978        102,309        183,660

Other Income (Expenses)
   Interest and other miscellaneous           14,973         45,086          4,738         15,923
   Gain on sale of fixed assets                 (691)          --             (691)          --
                                         -----------    -----------    -----------    -----------

Income before Income Taxes                   337,935        376,064        106,356        199,583

Income Tax (Expense)
   Currently payable                         (95,180)      (128,159)       (16,430)       (69,070)
   Deferred                                     --             --             --             --
                                         -----------    -----------    -----------    -----------

Net Income                                   242,755        247,905         89,926        130,513

Other comprehensive income                      --             --             --             --
                                         -----------    -----------    -----------    -----------

Comprehensive Income                     $   242,755    $   247,905    $    89,926    $   130,513
                                         ===========    ===========    ===========    ===========




The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               5



                  Million Dollar Saloon, Inc. and Subsidiaries
           Consolidated Statements of Income and Comprehensive Income
             Nine and Three months ended September 30, 1999 and 1998
                                   (Unaudited)

                                Nine months    Nine months    Three months   Three months
                                   ended          ended          ended          ended
                               September 30,   September 30,  September 30,  September 30,
                                    1999           1998           1999          1998
                               ------------    -------------  -------------  -------------

Net Income                      $  242,755      $  247,905     $   89,926     $  130,513

Other comprehensive income            --              --             --             --
                                ----------      ----------     ----------     ----------

Comprehensive Income            $  242,755      $  247,905     $   89,926     $  130,513
                                ==========      ==========     ==========     ==========


Earnings per share of common
   stock outstanding computed
   on net income - basic and
   fully diluted                $     0.04      $     0.04     $     0.02     $     0.02
                                ==========      ==========     ==========     ==========

Weighted-average number
   of shares outstanding         5,731,778       5,937,143      5,731,778      6,144,451
                                ==========      ==========     ==========     ==========




The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               6



                  Million Dollar Saloon, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 1999 and 1998
                                   (Unaudited)

                                                                     Nine months   Nine months
                                                                         ended        ended
                                                                     September 30, September 30,
                                                                        1999         1998
                                                                     ------------- -------------

Cash Flows from Operating Activities
   Net income                                                         $ 242,755    $ 247,905
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                                   77,582       83,074
         Loss on sale of fixed assets                                       691         --
         Common stock issued for consulting fees                           --         69,700
         Interest income from shareholders capitalized as principal        --        (30,423)
         (Increase) decrease in
            Accounts receivable - trade                                   6,671         --
            Federal income taxes receivable                              91,653       37,248
            Inventory                                                     4,017        1,659
            Prepaid expenses                                             21,590      (17,138)
         Increase (decrease) in
            Accounts payable and other accrued liabilities               (3,432)      23,730
            Tenant deposits                                                --           --
            Income taxes payable                                          3,527        8,592
                                                                      ---------    ---------
Net cash provided by operating activities                               445,054      424,347
                                                                      ---------    ---------

Cash Flows from Investing Activities
   Principal collections on note receivable                              15,995       18,016
   Net proceeds from sale of fixed assets                                  --           --
   Purchases of property and equipment                                  (26,615)     (66,319)
                                                                      ---------    ---------
Net cash used in investing activities                                   (10,620)     (48,303)
                                                                      ---------    ---------

Cash Flows from Financing Activities
   Private placement of common stock                                       --        530,000
   Principal payments on notes payable                                 (131,544)    (120,426)
   Purchase of treasury stock                                              --        (30,000)
   Dividends paid                                                      (172,695)    (175,328)
                                                                      ---------    ---------
Net cash used in financing activities                                  (304,239)     204,246
                                                                      ---------    ---------

Increase in Cash and Cash Equivalents                                   130,195      580,290
Cash and cash equivalents at beginning of period                        574,817      149,952
                                                                      ---------    ---------
Cash and cash equivalents at end of period                            $ 705,012    $ 730,242
                                                                      =========    =========


                                  - Continued -

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                  Million Dollar Saloon, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows - Continued
                  Nine months ended September 30, 1999 and 1998
                                   (Unaudited)

                                          Nine months    Nine months
                                             ended        ended
                                         September 30,  September 30,
                                            1999           1998
                                         -------------  -------------
Supplemental Disclosures of Interest
   and Income Taxes Paid
      Interest paid during the period      $19,645        $36,904
                                           =======        =======
      Income taxes paid (refunded)         $  --          $82,319
                                           =======        =======


Supplemental Schedule of Non-Cash
   Investing and Financing Activities

   Declaration of third quarter
      dividend at $0.01 per share,
      respectively                         $57,318        $61,445
                                           =======        =======


The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               8

                                   Million Dollar Saloon, Inc. and Subsidiaries

                                           Notes to Financial Statements


Note 1 - Basis of Presentation

Million Dollar Saloon, Inc. (Company) was incorporated under the laws of the State of Nevada on September 28, 1987. These financial statements reflect the books and records of Million Dollar Saloon, Inc. (Nevada), Million Dollar Saloon, Inc. (Texas), Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for the periods ended September 30, 1999 and 1998, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.

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

                  Million Dollar Saloon, Inc. and Subsidiaries

Note 3 - Common stock transactions

On March 19, 1998, the Company sold 530,000 shares of restricted, unregistered common stock to an individual under a Stock Purchase Agreement (Agreement) at a price of $1.00 per share for total proceeds to the Company of$530,000. The Agreement also contains a "second closing" clause whereby the individual will acquire an additional 400,000 shares of equivalent restricted, unregistered common stock at $1.10 per share for gross proceeds of $440,000, on or before July 15, 1998. On October 18, 1999, the Company's Board of Directors modified and amended the ":second closing" clause whereby the purchaser may purchase from time to time any or all of the 400,000 shares of common stock at $1.10 per share and to extend the exercise period until the close of business on October 18, 2004. As of September 30, 1999, the individual has not purchased any shares of common stock in accordance with the "second closing" portion of the Agreement.

Further, the Company has granted the individual the option to purchase an additional 1,000,000 shares of restricted, unregistered common stock at a price of $1.25 per share on or before February 28, 1999. The option expiration may be accelerated if the Company's common stock is traded on the NASDAQ Small-Cap Market or other national exchange and the closing bid price equals or exceeds $1.75 per share for 10 consecutive trading days (Trading Period). In this event, the expiration date of the option shall be the 90th day after the Trading Period and the Company must notify the individual of the acceleration in writing. This option has expired with no shares being purchased thereunder.

On March 19, 1998, concurrent with the Stock Purchase Agreement discussed above, the Company entered into a Consulting Agreement with a separate individual for consulting, advisory and management services to be performed as directed by the Company's Board of Directors. The Consulting Agreement was for a term of one (1) year and may be terminated by either party with ten (10) days written notice. The compensation for the Consulting Agreement was paid in restricted, unregistered common stock of the Company as follows: 150,000 shares as payment for consulting, advisory and management services to be performed as directed by the Company's Board of Directors and an additional 55,000 shares upon receipt of the $530,000 discussed above. An additional 45,000 shares will be issued to the consultant upon receipt of the $440,000, which was originally due on or before July 15, 1998, as discussed above.

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

                  Million Dollar Saloon, Inc. and Subsidiaries

Note 4 - Segment Information

The Company operates with a centralized management structure and has two identifiable operating segments: an adult entertainment lounge and restaurant located in Dallas, Texas and commercial rental real estate located in Dallas and Tarrant Counties, Texas. All revenues are generated from operations in these geographic areas. The Company has a relationship whereby rental revenues from various entities under common control comprise approximately 17.38% and 14.85% of total revenues for the nine month period ended September 30, 1999 and 1998, respectively.


                                          Restaurant     Rental      General and
                                          facility      real estate  administrative    Total
                                        ------------   ------------  -------------- -----------

Nine months ended September 30, 1999
------------------------------------
   Revenue from external customers      $ 2,448,838    $   514,961   $      --      $ 2,963,799
   Revenue (expenses) from/to
     intercompany sources                      --             --            --             --
   Interest income                             --            5,358         9,615         14,973
   Interest expense                          (1,593)          --          21,238         19,645
   Depreciation and amortization             24,680         44,429         8,473         77,582
   Income tax expense (benefit)             (16,790)       112,972        (1,002)        95,180
   Segment assets                           419,023      1,939,850       465,153      2,824,026
   Fixed asset expenditures                  19,901          6,714          --           26,615

Nine months ended September 30, 1998
------------------------------------
   Revenue from external customers      $ 2,549,190    $   378,579   $      --      $ 2,927,769
   Revenue (expenses) from/to
     intercompany sources                      --             --            --             --
   Interest income                            7,658         30,116         7,312         45,086
   Interest expense                           2,471         34,433          --           36,904
   Depreciation and amortization             23,528         51,073         8,473         83,074
   Income tax expense (benefit)              31,746        121,102       (24,689)       128,159
   Segment assets                           713,636      2,668,294       479,082      3,861,012
   Fixed asset expenditures                  44,301         22,018          --           66,319


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

(2)  Results of Operations

Bar and restaurant operations declined by approximately $100,000 between the first nine months of 1999 compared to the first nine months of 1998. This decline occurred in the third quarter of 1999 and is attributed to reduced consumer traffic in the Company's facility. Total bar and restaurant sales for the 1999 period were approximately $2.45 million as compared to approximately
$2.55 million for the 1998 period. Rental income increased by approximately $136,000 for the same period from approximately $379,000 for the first nine months of 1998 to approximately $515,000 for the first nine months of 1999. This is due to scheduled increases in weekly rental income on the Company's properties and the execution of a new lease renewal at higher rates in 1998.

The Company continues to seek effective marketing and advertising methods to maintain and increase its bar and restaurant patronage.

Cost of sales decreased by approximately $24,000 during the first nine months of 1999 as compared to the same expenses for the same period in 1998. This overall decline is a result of changes in variable operating costs for personnel as offset by charges for upgrading and renovations to stage lighting and sound systems in the Company's Dallas Texas entertainment facility. Gross profit percentages increased slightly to 50.07% for the first nine months of 1999 versus 48.48% for the first nine months of 1998. Increased cost controls over purchasing, inventory management protocols and labor management continue to contribute to improving gross profit percentages.

General and administrative expenses increased by approximately $67,000 for the nine months ended September 30, 1999 versus the first nine months of 1998. Of this change, approximately $74,000 in increased general and administrative expenses were attributable to increased legal and professional fees related to general corporate business matters and the class action litigation, as discussed in Part II - Item 1, Legal Proceedings, and increased administrative compensation expenses on new employment agreements executed during the third quarter. The Company continues to experience relatively constant expenditure levels for other general operating expenses. Management continues to monitor its expenditure levels to achieve optimum financial results.

Net income before income taxes was approximately $338,000 for the first nine months of 1999 versus approximately $376,000 for the first nine months of 1998. After-tax net income was relatively constant at approximately $243,000 for the first nine months of 1999 and approximately $247,000 for the first nine months of 1998. The Company experienced earnings per share of approximately $0.04 per share for the first nine months of both 1999 and 1998.


(2)  Liquidity

As of September 30, 1999, the Company has working capital of approximately $447,000 as compared to approximately $441,000 at December 31, 1998 and approximately $577,000 at September 30, 1998. The Company achieved positive cash flows from operations of approximately $445,000 for the first nine months of 1999 versus approximately $424,000 for the first nine months of 1998. The Company's working capital position was impacted by the increased calculation of current maturities of long-term debt for 1999 and the payment of income tax estimates during 1998 which were carried forward into 1999.

The Company has identified no significant capital requirements for the current annual period. Liquidity requirements mandated by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management.

The Company paid cash dividends of an aggregate of approximately $173,000 and $175,000 during the first nine months of 1999 and 1998, respectively and declared dividends of approximately $57,000 to be paid in the fourth quarter of 1999 and 1998, respectively. Future operating liquidity, debt service and dividend payments, if any, are expected to be sustained from continuing operations.


(3)  Year 2000 Considerations

The Year 2000 (Y2K) date change is believed to affect virtually all computers and organizations. The Company has undertaken a comprehensive review of its information systems, including personal computers, software and peripheral devices, and its general communications systems. The Company has no direct electronic links with any customer or supplier. In addition, the Company has held discussions with certain of its software suppliers with respect to the Y2K date change. The Company has completed its detailed review, as a preliminary assessment and the Company believes, as of the date of this filing, that it will not be required to modify or replace significant portions of its computer hardware or software and any such modifications or replacements are, or will be, readily available. The Company has completed its detailed review and completed all modifications, upgrades or replacements during the third quarter of 1999. The total expenditure for this endeavor was less than $5,000 and not material to the Company's financial statements or operations.

The Company has held discussions with its significant suppliers, shippers, customers and other external business partners related to their readiness for the Y2K date change. There can be no assurance until January 1, 2000, however, that all of the Company's systems, and the systems of its suppliers, shippers, customers or other external business partners will function adequately.

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

                                          Million Dollar Saloon, Inc.


October    27   , 1999                     /s/ Dewanna Ross
        --------                          -----------------------------------
                                                                 Dewanna Ross
                                           President, Chief Operating Officer
                                                                 and Director


October    27   , 1999                        /s/ Ronald W. Johnston
        --------                          -----------------------------------
                                                           Ronald W. Johnston
                                                      Chief Financial Officer