Form 10KSB
period 1999-12-31
MILLION DOLLAR SALOON INC
filed 2000-03-24
CIK 1002396

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 FOR THE
                       FISCAL YEAR ENDED DECEMBER 31, 1999

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


         Securities registered under Section 12(b) of the Exchange Act:

                                                      Name of Each Exchange
          Title of Each Class                          on which Registered
          -------------------                          -------------------
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

         The issuer's revenues for the fiscal year ended December 31, 1999 were $3,645,571. The aggregate market value of common stock held by non-affiliates of the issuer at March 1, 2000, based upon the closing bid price on The OTC Electronic Bulletin Board on said date, was $1,163,939. As of March 1, 2000, there were 5,731,778 shares of the issuer's common stock outstanding.

                       Documents Incorporated by Reference
         No documents, other than certain exhibits, have been incorporated by reference into this report.




                                TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----

PART I   .....................................................................................3

         ITEM 1.  DESCRIPTION OF BUSINESS.....................................................3

         ITEM 2.  PROPERTIES..................................................................8

         ITEM 3.  LEGAL PROCEEDINGS...........................................................9

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS........................10

PART II  ....................................................................................10

         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
                   ..........................................................................10

         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..................11

         ITEM 7.  FINANCIAL STATEMENTS.......................................................14

         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE...................................................14

PART III ....................................................................................14

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..........................14

         ITEM 10.  EXECUTIVE COMPENSATION....................................................15

         ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                   ..........................................................................16

         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................19

         ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K..........................................19


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

         Furrh, Inc. ("Furrh") was incorporated under the laws of the State of Texas on February 25, 1974. Furrh provides management services to Tempo Tamers, Inc. ("Tempo"), its wholly-owned subsidiary. Tempo was incorporated under the laws of the State of Texas on July 3, 1978. Tempo operates an adult entertainment lounge and restaurant facility, located in Dallas, Texas under the registered trademark and trade name "Million Dollar Saloon(R)."

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

         Management also reviews all credit card charges made by customers while at The Million Dollar Saloon. Specifically, the Company's policy is that all credit card charges must be approved, in writing, by management before any charges are accepted. Management of the club is particularly trained to review credit card charges to ensure that the only credit card charges approved for payment are for food and drink at The Million Dollar Saloon.

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

Future Expansion

         The Company has not determined the precise locations or nature of its future expansion, but it believes, based upon its experience, that opportunities for expansion exist primarily in the Dallas/Fort Worth Metroplex and other metropolitan areas in the Southwest United States. The Company may expand through the acquisition of sports bars, casual clubs and adult cabarets that may use the trademark "The Million Dollar Saloon." In determining which cities may be suitable locations for expansion, a variety of factors will be considered, including, but not limited to, the current regulatory environment, the availability of sites located in high traffic commercial areas suitable for conversion to The Million Dollar Saloon style cabarets or sports bars or casual clubs, potential competition in the area, current market conditions and profitability of other adult cabarets in the city.

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

Governmental Regulations

         The Company is subject to various federal, state and local laws affecting its business activities. In Texas, the authority to issue a permit to sell alcoholic beverages is governed by the Texas Alcoholic Beverage Commission ("TABC"). The TABC has the authority, in its discretion, to issue appropriate permits. The Company, through a management agreement with an affiliated corporation, operates its business under a Texas Mixed Beverage Permit and Late Hours Permit (the "Permits"). These Permits are subject to annual renewal, provided the Company and its affiliated corporation have complied with all rules and regulations governing the Permits. Renewal of a permit is subject to protest by a law enforcement agency or by a member of the public. In case of protest, the TABC may hold a hearing for interested parties to express their views. The TABC has the authority after such hearing not to issue a renewal of the protested alcoholic beverage permit. Neither the Company nor its affiliated corporation have been the subject of a protest hearing against the renewal of its Permits. Other states may have similar laws that may limit the availability of a permit to sell alcoholic beverages or which may provide for suspension or revocation of a permit to sell alcoholic beverages in certain circumstances. Prior to expanding into any new market, the Company will take all steps necessary to ensure compliance with all licensing and regulatory requirements.

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

         Beyond various regulatory requirements affecting the sale of alcoholic beverages, the location of an adult cabaret is subject to restriction by city ordinance. In Dallas, the Company is subject to "The Sexually Oriented Business Ordinance" (the "Ordinance") which contains prohibitions on the location of an adult cabaret. The prohibitions deal generally with distance from schools, churches, and other sexually oriented businesses and contain restrictions based on the percentage of residences within the immediate vicinity of the sexually oriented business. The granting of a Sexually Oriented Business Permit ("Business Permit") is not subject to discretion; the Business Permit must be granted if the proposed operation satisfies the requirements of the Ordinance. The Company has held a Business Permit since passage of the city ordinance. The Business Permit is valid for a period of one year and is renewable by application of the permit holder subject to a hearing. The Company has received positive support at such hearings from business associations, nearby businesses, and residential neighbors. The Company believes that it will be able to obtain annual renewals of its Business Permit.

Employees and Independent Contractors

         As of December 31, 1999, the Company had approximately 63 full-time employees, of which 11 were in management positions, including corporate and administrative operations and approximately 52 were engaged in food and beverage service, including bartenders and waitresses. Entertainers numbered approximately 115 full and part time. None of the Company's employees are represented by a union and the Company considers its employee relations to be good.

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

Income Producing Commercial Real Estate

         The Company owns three income producing commercial properties, which house adult entertainment nightclubs in the Dallas-Fort Worth geographic region. One facility is Company operated, The Million Dollar Saloon, and the other two are subject to long-term lease agreements and operated by affiliates of Duncan Burch, an officer and director of the Company.

         The Company-operated Million Dollar Saloon is located in North Dallas and consists of a 9,750 square foot building located on an approximate 25,500 square foot tract of land fronting a major traffic artery. The property is owned by Furrh and is subject to a lien also covering the other leased properties in connection with a $750,000 long-term note payable to a bank dated September 22, 1995. See "Properties" and Note G -- Long- Term Debt to Consolidated Financial Statements.

         The remaining two properties are leased to affiliates of Duncan Burch, an officer and director of the Company, which also operate adult entertainment nightclubs in the facilities. All of the properties are stand-alone structures and, accordingly, are 100% occupied with a single tenant and, at the present time, are not subject to any plans for renovation, remodeling or other significant improvement. All properties are physically located in geographic areas suitable for their current use. There exist similar properties which could be similarly used in the same geographic area as the subject properties. The effective rentals vary between locations because of desirability and attractiveness of locations. Management believes that all of its properties are adequately covered by insurance. See "Properties."

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

         Management   of  Growth.   For  the  Company  to  expand  its  business
operations, it must continue to improve and expand the expertise of its personnel and must attract, train and manage qualified managers and employees to oversee and manage the expanded operations. The Company intends to expand its existing business operations by opening or acquiring additional adult cabarets in the Dallas/Fort Worth Metroplex and other metropolitan areas. The opening of additional cabarets will subject the Company to a variety of risks associated with rapidly growing companies. In particular, the Company's growth may place a significant strain on its accounting systems, internal controls, and oversight of its day-to-day operations. Although management intends to ensure that its internal controls remain adequate to meet the demands of further growth, there can be no assurance that its systems, controls or personnel will be sufficient to meet these demands. Inadequacies in these areas could have a material adverse effect on the Company's business, financial condition and results of operations.

         Permits Relating to the Sale of Alcohol and Operation of Sexually Oriented Business. While the Company and its affiliate corporation have obtained annual renewals of the TABC Permits and Dallas Business Permit, there can be no assurance that the Permits will continue to be renewed. Other states may have similar laws which may limit the availability of a permit to sell alcoholic beverages or operate a sexually oriented business. The temporary or permanent suspension or revocations of the TABC Permits or the Dallas Business Permit or the inability to obtain permits in areas of expansion would have a material adverse effect on the revenues, financial condition and results of operations of the Company.

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

ITEM 2.  PROPERTIES

         The Company maintains its corporate office at 6848 Greenville Avenue in Dallas, Texas. The corporate office is comprised of approximately 2,700 square feet and is subject to a monthly rental payment of approximately $3,600 under the terms of a lease agreement which expires on August 31, 2001. Based on current local market conditions and available information, management is of the belief that it will either be able to renew the existing lease upon expiration or relocate to a comparable location at a comparable cost.

         The Company owns three facilities which operate as adult cabarets in the Dallas-Fort Worth Metroplex. One facility, the Million Dollar Saloon, is Company operated while the other two are subject to long-term lease agreements and operated by affiliates of Duncan Burch, an officer and director of the Company.

         The Million Dollar Saloon is located in North Dallas and consists of a 9,750 square foot building located on an approximate 25,500 square foot tract of land fronting a major traffic artery.




         The remaining two properties leased to affiliates of Duncan Burch, an officer and director of the Company, also operate adult cabarets. All of the properties are stand-alone structures and, accordingly, are 100% occupied with a single tenant and, at the present time, are not subject to any plans for renovation, remodeling or other significant improvement. All properties are physically located in geographic areas suitable for their current use. The lease rental amounts are based upon the location and physical condition of the respective property.

         The following is a summary of the terms, conditions and operating parameters of the two properties being leased from the Company by affiliates of Duncan Burch, an officer and director of the Company:


                                                                       Location/Address

                                            -------------------------------------------------------------------
                                               3021 Northwest Highway               3601 State Highway 157
                                                   Dallas, Texas                      Fort Worth, Texas
                                            ------------------------------      ------------------------------

Square footage
    Building                                              8,550                                4,850
    Real estate tract                                     37,162                              60,398
Mortgages                                                  (1)                                  (1)
Lease expiration                                         May 2002                           August 2003
Scheduled rentals                                  $4,750 per week from                   $8,500 per week
                                                 5/26/99 through 5/23/02
Effective annual rental per square                        $24.33                              $91.13
    foot (total lease term)
Gross book basis (including land)                       $1,206,829                           $160,447
Net book basis (including land)                          $934,344                             $77,977
Federal income tax basis                                 $153,060                             $21,241
    (excluding land)
Depreciation method and life                            SL-19 yrs.                         ACRS-15 yrs.
Ad valorem tax rate per $100 of                           $2.58                                $3.14
    valuation

-------------------
(1) Both properties are subject to a lien incurred in connection with a $750,000 long-term note payable to a bank dated September 22, 1995. The note bears interest at 11.0% and is payable in monthly installments of approximately $16,369, including interest. The final payment is due in September 2000. At December 31, 1999, the balance of this mortgage was $139,657. See Note G -- Long-Term Debt to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

         The Company may from time to time be a party to various legal actions arising in the ordinary course of its business. The Company is not currently involved in any actions that it believes will have a material adverse effect on its results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         On December 9, 1999, the Company held its annual shareholders meeting. Of the Company's 5,731,778 shares of common stock entitled to vote at the meeting, 4,153,051 shares were represented at the meeting, approximately 72% of the outstanding shares entitled to vote. The following matters were submitted to a vote of the shareholders through solicitation of proxies or otherwise:



                                                 For       Against      Abstain
                                             ----------- ----------   ----------
Election of Board of Directors
     Dewanna Ross                             4,143,766       6,185       3,100
     Michael R. Garrett                       4,140,236       9,685       3,100
Appointment of S.W. Hatfield, CPA as          4,130,704      22,296          51
     Auditors for 1999

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of December 31, 1999, the Company had approximately 400 holders of record of its Common Stock. Outstanding shares of the Company's Common Stock totaled 5,731,778. The Company's transfer agent is Securities Transfer Corporation, Dallas, Texas.

         The Company's Common Stock began trading on The OTC Electronic Bulletin Board under symbol "MLDS" on January 29, 1996. The following table sets forth the quarterly average high and low closing bid prices per share for the Common Stock.


           Fiscal Year Ended                Common Stock
           December 31, 1999                High         Low
           -----------------                ----         ---
             First Quarter                 $0.75       $0.63
            Second Quarter                 $0.66       $0.31
             Third Quarter                 $0.63       $0.31
            Fourth Quarter                 $0.50       $0.28

           Fiscal Year Ended
           December 31, 1999
           -----------------
             First Quarter                 $0.56       $0.38
            Second Quarter                 $1.13       $0.41
             Third Quarter                 $0.75       $0.53
            Fourth Quarter                 $0.53       $0.41

         First Quarter-- 2000              $0.97       $0.53
       (through March 17, 2000)

         The source for the high and low closing bids quotations is the National Quotation Bureau, Inc. and does not reflect inter-dealer prices, such quotations are without retail mark-ups, mark-downs or commissions, and may not represent actual transactions and have not been adjusted for stock dividends or splits. The closing bid and ask prices of the Company's common stock on March 17, 2000 were $0.53 and $0.63 per share, respectively.

         During each quarter of 1999 and 1998, the Company's Board of Directors declared a per share cash dividend as follows:


              Period                   1999                  1998
       --------------------          -------               -------

          First Quarter              $0.010                $0.010
          Second Quarter              0.010                 0.010
          Third Quarter               0.010                 0.010
          Fourth Quarter              0.010                 0.010
                                      -----                 -----
         Total per share             $0.040                $0.040
                                      =====                 =====

         Total  dividends  declared  during  1999  and 1998  were  approximately
$230,013 and $241,051, respectively. On February 28, 2000, the Board of Directors approved the discontinuance of the payment of a quarterly dividend to its common stock holders. The Company intends for the foreseeable future to invest its available capital into the expansion of its business operations.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

         You should read the following discussion and analysis in conjunction with audited consolidated financial statements included in this annual report. The following information contains forward-looking statements. See "Caution Regarding Forward-Looking Information" at the beginning of this annual report.

Results of Operations

         Year ended December 31, 1999 as compared to year ended December 31, 1998. Bar and restaurant operations were relatively consistent at approximately $2.95 million in 1999 compared to approximately $3.11 million in 1998.

         Cost of sales decreased by approximately $20,000 from approximately $1,806,000 in 1998 to $1,787,000 in 1999. The decrease is related to an approximate $33,400 decrease in direct labor and was offset by an approximate $13,000 increase in purchases of inventories, consumable supplies and related State excise taxes. The Company experienced gross profit percentages of approximately 50.7% in 1998 and 1999. The Company is exploring all possible opportunities to return its gross profit percentages to those experienced in the previous year.

         General and administrative expenses were relatively consistent at $1,604,000 in 1998 as compared to approximately $1,607,000 in 1999. Of this change, the Company experienced a decrease of approximately $93,000 in professional  and  consulting  fees  related to the  acquisition  of  additional capital and the exploration of possible business expansion opportunities. Additionally, the Company experienced an increase of approximately $115,000 in general and administrative compensation and payroll taxes for the Company's entire operations. Further, the Company experienced an approximate $9,000 increase in general operating expenses which were a result of additional advertising and general inflationary increases in the cost of goods and services in the Dallas-Ft. Worth Metroplex. The Company monitors all expenses on a monthly basis to control costs and optimize its operations.

         Income from operations in 1999 was approximately $252,000 as compared to approximately $254,000 in 1998. The Company realized income before income taxes of approximately $273,000 in 1999 and approximately $234,000 in 1998.
Interest income remained approximately $21,000 for 1998 and 1999. It is anticipated that interest income in future periods will fluctuate depending on the amount of surplus cash reserves that the Company may or may not have available for investment.

         The Company had earnings per share (both basic and fully diluted) of approximately $0.02 in 1998 and approximately $0.03 in 1999.

         As a general rule, the bar and restaurant operations decrease during the summer months of June, July and August due to the lack of convention activity in Dallas, Texas and the availability of other recreational and vacation activity by the patronage. No significant financial impact on the operations is caused by this repetitive seasonal decline.

         Year ended December 31, 1998 as compared to year ended December 31, 1997. Bar and restaurant operations were relatively consistent at approximately $3.12 million in 1998 compared to approximately $3.11 million in 1997. The Company's adult entertainment lounge and restaurant continues to be a destination of choice for visitors to the Dallas-Ft. Worth Metroplex in conjunction with various convention and athletic events. Further, the Company enjoys a quality reputation in the local market for local patronage.

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

Liquidity and Capital Resources

         Year ended December 31, 1999 as compared to year ended December 31, 1998. As of December 31, 1999, the Company had working capital of approximately $420,600 as compared to approximately $440,500 as of December 31, 1998. The Company continues to experience positive cash flows from operations. Net cash flow from operating activities was approximately $415,000 in 1999 as compared to approximately $372,000 in 1998.

         The Company has identified no significant capital requirements for 2000, other than normal repair and replacement activity at the Company's commercial rental properties and the adult entertainment lounge and restaurant facility. Liquidity requirements mandated by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management.

         On February 28, 2000, the Board of Directors of the Company approved the discontinuance of the payment of quarterly dividends to its common stock holders. The Company intends for the foreseeable future to invest its available capital into the expansion of its business operations. In 1999, the Company paid approximately $230,013 in dividend payments to its shareholders.

         Future operating liquidity and debt service are expected to be sustained from continuing operations. Additionally, management is of the opinion that there is additional potential availability of incremental mortgage debt and the opportunity for the sale of additional common stock through either private placements or secondary public offerings.

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

         The Company did not have any significant capital expenditures in 1998, other than normal repair and replacement activity at the Company's commercial rental properties and the adult entertainment lounge and restaurant facility. Liquidity requirements mandated by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management.

         The Company paid approximately $238,000 in dividends during 1998, including approximately $54,000 in dividends declared in the fourth quarter of 1997. Further, the Company declared a fourth quarter dividend in 1998 of approximately $57,000 which was paid in January 1999.

Year 2000 Compliance

         Many computer systems and software products were originally coded to accept only two-digit entries in the date code field. Now that we have entered the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies may need to be upgraded to comply with these "Year 2000" requirements. Systems that do not properly recognize this information could generate erroneous data or cause a system to fail.

         As of the date of this annual report, neither we nor, to our knowledge, any of our suppliers or service providers have experienced any significant disruption in operations as a result of Year 2000 issues. We do not anticipate any of these problems in the future. We estimate our total costs to address Year 2000 issues was less than $5,000.

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


Name                         Age        Position(s)
----                         ---        -----------
Nick Mehmeti(1)              42         Chief Executive Officer, President and
                                        Director
Duncan Burch(1)              42         Executive Vice President and Director
Dewanna Ross(2)              43         Chief Operating Officer, Vice President
                                        of Operations,
                                        Secretary, Treasurer and Director
Ronald W. Johnston           46         Chief Financial Officer and
                                        Vice President of Finance
Sharon Furrh                 50         Vice President of Public Relations and
                                        Marketing
-------------------
(1) On January 18, 2000, Messrs. Mehmeti and Burch were elected directors of the Company. On January 19, 2000, Mr. Mehmeti was elected as the President and Chief Executive Officer and Mr. Burch was elected as Executive Vice President of the Company. See "Item 11-- Security Ownership and Certain Beneficial Owners and Management-- Changes of Control."
(2) On January 19, 2000, Ms. Ross resigned as President and Chief Executive Officer of the Company and was elected as Vice President of Operations and Chief Operating Officer.

         Nick Mehmeti has served as the Company's President, Chief Executive Officer and a director since January 2000. For at least the last fifteen years

Mr. Mehmeti and his affiliates have owned and operated restaurants and adult cabarets in the Dallas-Fort Worth Metroplex. Mr. Mehmeti will devote as much of his time as is necessary to perform his duties as Chief Executive Officer and a director of the Company.

         Duncan Burch has served as the Company's Executive Vice President and a director since January 2000. Mr. Burch and his affiliates have owned and operated restaurants and adult cabarets in the Dallas-Fort Worth Metroplex for at least the past ten years. Mr. Burch will devote as much of his time as is necessary to perform his duties as an officer and a director of the Company.

         Dewanna Ross has served in various positions with the Company since 1995. Ms. Ross served as President and Chief Executive Officer of the Company from July 1999 to January 2000. In January 2000, she was elected Vice President of Operations and Chief Operating Officer of the Company. Ms. Ross is responsible for the development of the corporate procedures, including the hiring and training of corporate staff. Ms. Ross has also served as an officer and operator of a private club and as an officer of other businesses.

         Ronald W. Johnston, CPA, has served as Chief Financial Officer since 1996. Mr. Johnston has been a certified public accountant in private practice in Dallas, Texas and a principal of his own firm since 1990. Mr. Johnston's current firm serves a wide range of business and individual clients.

         Sharon Furrh was elected as Vice President of Public Relations and Marketing of the Company in December 1999. She has been involved as a design consultant for The Million Dollar Saloon, in both its original construction and in subsequent remodelings. Additionally, Sharon Furrh is responsible for advertising, promotions and public relations for the Company. Mrs. Furrh has been employed by the Company in various capacities since 1995.

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

         Based solely on a review of reports furnished to the Company or written representatives from the Company's directors and executive officers during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year were complied with.

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



                           Summary Compensation Table


                                           Annual Compensation       Long-Term Compensation
                                        ------------------------   --------------------------
                                                                             Awards             Payouts
                                                                   --------------------------   -------
                                                        Other      Restricted    Securities                   All
                                        Salary/        Annual         Stock      Underlying      LTIP        Other
Name/Title                     Year      Bonus      Compensation     Awards     Options/SARs    Payouts   Compensation
----------                     ----     -------     ------------     ------     ------------    -------   ------------

Dewanna Ross, President and    1999     $36,400          NA            NA            NA           NA          $   -0-
  Chief Executive Officer(1)
Nina Furrh, President and      1999     $66,000          NA            NA            NA           NA          $   -0-
  Chief Executive Officer(2)   1998     $ 9,000          NA            NA            NA           NA          $   -0-
                               1997     $ -0-            NA            NA            NA           NA          $   -0-
Bjorn Heyerdahl, Chief         1998     $ -0-            NA            NA            NA           NA          $13,340(3)
  Executive Officer            1997     $ -0-            NA            NA            NA           NA          $13,340(3)

-------------------
(1) Ms. Ross was elected President and Chief Executive Officer in July 1999 to replace Nina Furrh. Subsequently, in January 2000 she resigned as President and Chief Executive Officer and was elected as Vice President of Operations and Chief Operating Officer. The $36,400 represents Ms. Ross's salary while she served as President and Chief Executive Officer.
(2) Ms. Furrh became Chief Executive Officer in February 1998 upon the resignation of Mr. Heyerdahl as Chief Executive Officer. In July 1999, Ms. Furrh resigned as President and Chief Executive Officer.
(3) Represents payment of an auto lease by the Company for the benefit of Mr. Heyerdahl.

Director Compensation

         The Company does not currently pay a director fee for attending scheduled and special meetings of the Board of Directors. The Company pays the expenses of all of its directors in attending board meetings.

Indebtedness of Directors and Senior Officers

         None of the directors or officers of the Company or their respective associates or affiliates is indebted to the Company.

Committees of the Board of Directors and Meeting Attendance

         There are no audit, compensation or other committees of the Board of Directors of the Company.

Family Relationships

         There are no family relationships among the Company's directors or officers.

Employment Agreements

         On July 9, 1999, Dewanna Ross, the Company's Chief Operating Officer, Vice President of Operations, Secretary, Treasurer and a director, entered into an Employment Agreement with the Company for a term of two years which provides for a salary of $1,400 per week during the first year of employment and $1,500 per week during the second year of the Agreement. Ms. Ross served as the Company's President and Chief Executive Officer from July 1999 to January 2000.

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



                                                                              Number of           Percentage of
                                 Name(1)                                       Shares          Common Stock Owned
-----------------------------------------------------------------------------------------------------------------

Nick Mehmeti(2).........................................................      2,419,787(3)           39.5%
Duncan Burch(2).........................................................      2,075,787(3)           33.9%
Dewanna Ross(4).........................................................         34,350(5)             *
Sharon Furrh, as Trustee for The Joshua Barrett Furrh Trust(6)..........         28,087                *
Ronald W. Johnston(7)...................................................          1,987                *
J.M. Tibbals as Trustee for The Irrevocable Equity Trust No. 1(8).......        451,558               7.9%
Officers and Directors as a group (5 persons)...........................      4,159,998(9)           67.8%

-------------------
*Less than 1%
(1) Unless otherwise indicated, the persons listed have sole voting and investment powers with respect to all such shares.
(2) Mr. Mehmeti is the President, Chief Executive Officer and a director of the Company and Mr. Burch is the Executive Vice President and a director of the Company. The mailing address for Messrs. Mehmeti and Burch is c/o the Company, 6848 Greenville Ave., Dallas, Texas 75231.
(3) Includes an option to purchase 400,000 shares of the common stock of the Company for $440,000 ($1.10 per share) which is jointly owned by Messrs. Mehmeti and Burch and may be exercised in whole or in part at any time until October 18, 2004 when the option expires. See "Changes in Control" below.
(4) Dewanna Ross is the Chief Operating Officer, Vice President of Operations, Secretary, Treasurer and a director of the Company.
(5) Includes 4,000 shares owned by Ms. Ross and 30,350 shares held in a custodian account for the benefit of Solon Weaver. Ms. Ross disclaims any ownership interest in the 30,350 shares held in the custodian account, but she does have voting authority of such shares.
(6) Sharon Furrh is the Vice President of Public Relations and Marketing of the Company and has the authority to vote the shares owned by The Joshua Barrett Furrh Trust.
(7) Mr. Johnston is the Chief Financial Officer and Vice President of Finance of the Company.
(8) The mailing address for The Irrevocable Equity Trust No. 1 is c/o J.M. Tibbals, Arter & Hadden, 1717 Main Street, Suite 4100, Dallas, Texas 75201.
(9) Includes 400,000 shares which are subject to an option jointly held by Messrs. Mehmeti and Burch which may be exercised at any time until October 18, 2004, 28,087 shares owned by the Joshua Barrett Furrh Trust over which Sharon Furrh has voting power and 30,350 shares held in a custodian account over which Dewanna Ross has voting power.

Changes in Control

         W-W Investments, L.L.P. Transaction. On July 9, 1999, W-W Investments, L.L.P., a Texas registered limited liability partnership ("W-W Investments"), acquired in a private transaction 460,001 shares of the common stock of the Company from Bjorn Heyerdahl, a former officer and director of the Company, for $299,000 ($.65 per share) and additionally acquired from Nina J. Furrh, a former officer and director of the Company, 1,823,297 shares of the common stock of the Company for $1,427,637 ($.7829975 per share). The 2,283,298 shares of the Company's common stock acquired from the two shareholders represented approximately 39.8% of the outstanding 5,731,778 shares of the Company's common stock.

         As part of the transaction, Nina J. Furrh, Sharon Furrh and Ronald W. Johnston resigned as directors. Nina J. Furrh also resigned as President and Chief Executive Officer of the Company. Nina Furrh continued with the Company until August 31, 1999 as a salaried employee to assist management during the transition period.

         With the acquisition of the 2,283,298 shares of the Company's common stock, W-W Investments and its affiliates owned 3,351,574 shares or approximately 58.5% of the Company's issued and outstanding shares of common stock.

         W-W Investments is an investment partnership in which Linda Weaver and Steven Wheeler are partners. In addition to the shares acquired by W-W Investments, Linda Weaver owned 500,000 shares of the common stock and owned an option granted by the Company to purchase an additional 400,000 shares of common stock for $440,000 or $1.10 per share, which expires October 18, 2004 (the "Option"). As a result of the acquisition of the shares by W-W Investment, Linda Weaver owned beneficially, directly or indirectly, 3,473,898 shares of common stock which included the 2,283,298 shares owned by W-W Investments, 500,000 shares owned by Linda Weaver, 290,000 shares owned by Diamond Production of Oklahoma, L.P., and 400,000 shares which may be acquired by Linda Weaver pursuant to the Option.

         As a  result  of  the  acquisition  of  the  additional  shares  by W-W
Investments, Steven Wheeler beneficially owned, directly or indirectly, 2,851,574 shares of the Company's common stock which included the 2,283,298 shares acquired by W-W Investments, 218,000 shares owned by Steven Wheeler, 290,000 shares owned by Diamond Production of Oklahoma, L.P. and 59,676 shares owned by Diamond Production Company L.L.C., which is owned by The Wheeler Trust '89. Linda Weaver is a limited partner of Diamond Production of Oklahoma, L.P. and Diamond Production Company L.L.C. is the General Partner.

         Neither W-W Investments nor any of its partners borrowed the funds necessary to make the purchase of the shares from the two shareholders nor did W-W Investment nor any of its partners pledge any of the shares of the Company's common stock owned by them to obtain any funds for this transaction.

         W-W Investments was granted the right to elect up to three directors to fill the vacancies created by the resignations of Nina J. Furrh, Sharon Furrh and Ronald Johnston. On July 9, 1999, Michael R. Garrett was elected to the Board of Directors to fill one of the vacancies created by the director resignations and Dewanna Ross was elected President and Chief Executive Officer to replace Nina Furrh.

         Mehmeti  and Burch  Transaction.  On January  18,  2000,  Nick  Mehmeti
("Mehmeti") and Duncan Burch ("Burch") acquired in a private transaction 3,351,574 shares of the common stock of the Company from W-W Investments, Linda Weaver ("Weaver"), Steven Wheeler ("Wheeler"), Diamond Production, L.L.C., an Oklahoma registered limited liability company ("Diamond LLC"), and Diamond Production of Oklahoma, L.P., an Oklahoma limited partnership ("Diamond LP"), for $3,854,310.10 ($1.15 per share). The 3,351,574 shares of the Company's common stock acquired by Mehmeti and Burch represents approximately 58.5% of the outstanding 5,731,778 shares of the Company's common stock. Mehmeti and Burch will each hold 1,675,787 of these shares. In addition to the purchase of these shares, Weaver assigned to Mehmeti and Burch, jointly, the Option.

         As part of the transaction, the number of members on the board of directors of the Company was increased to three. Michael R. Garrett then resigned as a director and Mehmeti and Burch were elected to fill the vacancy created by the resignation of Michael R. Garrett and the newly created third directorship. On January 19, 2000, Dewanna Ross resigned as President and Chief Executive officer and was replaced by Mehmeti who was elected to such positions. Ms. Ross was elected as Vice President of Operations and Chief Operating Officer. Mr. Burch was elected as Executive Vice President of the Company.

         As a result of the acquisition of the 3,351,574 shares of the Company's common stock, Mehmeti beneficially owns directly and indirectly 2,019,787 shares or approximately 35.2% of the Company's issued and outstanding shares of common stock. Additionally, Mehmeti jointly owns with Burch the Option to acquire at any time until October 18, 2004 up to 400,000 shares of the Company's common stock for $1.10 per share. Mehmeti had previously acquired 344,000 shares of Company common stock in open market transactions. Burch beneficially owns directly and indirectly 1,675,787 shares or approximately 29.2% of the Company's issued and outstanding shares of common stock. Collectively, Mehmeti and Burch beneficially own directly and indirectly

3,695,574 shares or approximately 64.5% of the Company's issued and outstanding shares of common stock and jointly own the Option to acquire up to 400,000 shares of common stock from the Company.

         The purchase price of $3,854,310.10 was paid to W-W Investments, Weaver, Wheeler, Diamond LLC and Diamond LP pro-rata based on each entity's respective interest in the shares sold as follows. Weaver, Wheeler, Diamond LLC and Diamond LP received a cash payment of $1,228,517.40. W-W Investments received a cash payment of $1,787,899.20 and the remaining $837,893.50 of the purchase price due to W-W Investments was financed by W-W Investments. Such financing was evidenced by a promissory note executed by Mehmeti and Burch collectively. The note shall be repaid over a five year term in sixty equal monthly installments of principal and interest with the unpaid balance bearing interest at a rate of 7 1/2% per annum. The note is secured by a stock pledge agreement whereby Mehmeti and Burch have pledged 1,000,000 shares of the Company's common stock as collateral for the repayment of the note. The cash payments described herein were made out of Mehmeti's and Burch's personal funds.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 1999 there were no material transactions between the Company and its officer, directors or shareholders owning 10% or more of the Company's outstanding shares of Common Stock. Two of the Companies' properties are currently leased to affiliates of Duncan Burch, who became an officer, director and major shareholder of the Company in January 2000. See "Item 2. Properties" and "Item 11. Security Ownership of Certain Beneficial Owners and Managements -- Changes in Control."

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Financial Statements and Exhibits                                  Page
         ---------------------------------                                  ----

1. Financial Statements. The following financial statements are submitted as part of this report:


         Report of Independent Certified Public Accountants                  F-2
         Consolidated Balance Sheets - December 31, 1999 and 1998            F-3
         Consolidated Statements of Income and Comprehensive Income -
             Years Ended December 31, 1999 and 1998                          F-5
         Consolidated Statements of Changes in Shareholders' Equity -
             Years Ended December 31, 1999 and 1998                          F-6
         Consolidated Statement of Cash Flows -
             Years Ended December 31, 1999 and 1998                          F-7
         Notes to Consolidated Financial Statements                          F-9

2.       Exhibits


         Exhibit
         Number                   Description
         -------                  -----------

         2.1* Stock Purchase Agreement dated August 23, 1995 by and between Art Beroff and Bjorn Heyerdahl.

         2.2*     Stock Purchase  Agreement dated August 23, 1995 by and between
                  Joseph  MacDonald,   Goodheart   Ventures,   Inc.,  and  Bjorn
                  Heyerdahl.

         2.3* Stock Purchase Agreement dated September 7, 1995 by and among Million Dollar Saloon, Inc., Goodheart Ventures, Inc., and certain individuals.

         Exhibit
         Number                 Description
         ------                 -----------

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

         3(ii)*   Bylaws of the Company.

         3(iii)   Amended and Restated  Bylaws of the Company  effective July 9,
                  1999.

         4.1*     Specimen Common Stock Certificate.

         10.1*    Leases of Properties.

         10.2* Promissory Note for $750,000 with Abrams Centre National Bank dated September 22, 1995.

         21.1*    Subsidiaries of the Company.

         27.1     Financial Disclosure Schedule.

-------------------
* Incorporated by reference to the Company's Form 10-SB filed December 26, 1995.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the three month period ended December 31, 1999.



                                   SIGNATURES

         In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 2000.

                                    MILLION DOLLAR SALOON, INC.


                                    By:  /s/ Nick Mehmeti
                                        ----------------------------------------
                                        Nick Mehmeti, President, Chief Executive
                                        Officer and Director

         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:


                  Signature                                         Title                              Date
                  ---------                                         -----                              ----

              /s/ Nick Mehmeti               President, Chief Executive Officer and               March 23, 2000
-------------------------------------------- Director
Nick Mehmeti

              /s/ Duncan Burch               Executive Vice President and Director                March 23, 2000
--------------------------------------------
Duncan Burch

              /s/ Dewanna Ross               Chief Operating Officer, Vice President of           March 23, 2000
-------------------------------------------- Operations, Secretary, Treasurer and Director
Dewanna Ross
            /s/ Ronald W. Johnston           Chief Financial Officer and Vice President of        March 23, 2000
-------------------------------------------- Finance
Ronald W. Johnston


                                  EXHIBIT INDEX



   Exhibit Number                 Description
   --------------   ------------------------------------------------------------

      3(iii)        Amended and Restated  Bylaws of the Company  effective
                    July 9, 1999

      27.1          Financial Disclosure Schedule