Form 10QSB
period 2000-03-31
MILLION DOLLAR SALOON INC
filed 2000-05-15
CIK 1002396

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--------
         ACT OF 1934

                  For the quarterly period ended March 31, 2000

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
--------

         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                         Commission File Number: 0-27006
                                                 -------

                           Million Dollar Saloon, Inc.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                             13-3428657
----------------------------                            -------------------
  (State of incorporation)                            (IRS Employer ID Number)

                    6848 Greenville Avenue, Dallas, TX 75231
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (214) 691-6757
                            -------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 8, 2000: 5,731,778

Transitional Small Business Disclosure Format (check one):  YES       NO X
                                                                ----    ----

                           Million Dollar Saloon, Inc.

                Form 10-QSB for the Quarter ended March 31, 2000

                                Table of Contents

                                                                            Page
                                                                            ----

Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         16


Part II - Other Information

  Item 1   Legal Proceedings                                                 17

  Item 2   Changes in Securities                                             17

  Item 3   Defaults Upon Senior Securities                                   17

  Item 4   Submission of Matters to a Vote of Security Holders               17

  Item 5   Other Information                                                 17

  Item 6   Exhibits and Reports on Form 8-K                                  17


Signatures                                                                   18

S. W. HATFIELD, CPA
certified public accountants

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section

           Texas Society of Certified Public Accountants

Item 1 - Part 1 - Financial Statements

                           Accountant's Review Report
                           --------------------------

Board of Directors and Shareholder
Million Dollar Saloon, Inc.

We have reviewed the accompanying consolidated balance sheets of Million Dollar Saloon, Inc. (a Nevada corporation) and Subsidiaries as of March 31, 2000 and 1999 and the accompanying consolidated statements of operations and comprehensive income and consolidated statements of cash flows for the three months ended March 31, 2000 and 1999. These consolidated financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression on an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.




                                                  /s/ S.W. Hatfield, CPA
                                                      ------------------
                                                      S. W. HATFIELD, CPA
Dallas, Texas
May 8, 2000

                      Use our past to assist your future sm

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                        3





                  Million Dollar Saloon, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                             March 31, 2000 and 1999

                                   (Unaudited)

                                                           March 31,     March 31,
                                                            2000            1999
                                                         -----------    -----------

                                     ASSETS
Current Assets

   Cash on hand and in bank                              $   579,735    $   675,690
   Note receivable - current portion                          28,354         24,480
   Accounts receivable - other                                   900           --
   Prepaid income taxes receivable                              --           33,653
   Inventory                                                  22,436         18,560
   Prepaid expenses                                           53,988         71,212
                                                         -----------    -----------

      Total current assets                                   685,412        823,595
                                                         -----------    -----------


Property and Equipment - At Cost

   Buildings and related improvements                      1,987,514      1,987,514
   Furniture and equipment                                   856,566        798,372
   Vehicles                                                     --           52,728
                                                         -----------    -----------
                                                           2,844,080      2,838,614
   Less accumulated depreciation                          (1,648,981)    (1,591,391)
                                                         -----------    -----------
                                                           1,195,099      1,247,223
   Land                                                      741,488        741,488
                                                         -----------    -----------

      Net property and equipment                           1,936,587      1,988,711
                                                         -----------    -----------


Other Assets

   Note receivable - noncurrent portion                         --           73,868
   Organization costs, net of accumulated amortization
      of $68,377 and $53,391, respectively                     6,551         21,537
   Loan costs, net of accumulated amortization of
       $28,446 and $22,125 respectively                        3,161          9,482
   Other                                                       6,225          6,975
                                                         -----------    -----------

      Total other assets                                      15,937        111,862
                                                         -----------    -----------

Total Assets                                             $ 2,637,936    $ 2,924,168
                                                         ===========    ===========


                                  - Continued -

See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.



                  Million Dollar Saloon, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued

                             March 31, 2000 and 1999

                                   (Unaudited)

                                                            March 31,    March 31,
                                                              2000         1999
                                                           ----------   ----------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

   Current portion of long-term debt                       $     --     $  181,905
   Accounts payable - trade                                    25,871       27,803
   Accrued liabilities                                         75,389       61,274
   Dividends payable                                             --         56,418
   Federal income taxes payable                                30,236         --
   Tenant deposits                                              6,500        6,500
                                                           ----------   ----------

      Total current liabilities                               137,996      333,900
                                                           ----------   ----------


Long-Term Liabilities

   Long-term debt, net of current maturities                     --        112,754
   Deferred tax liability                                     139,248      125,057
                                                           ----------   ----------

      Total liabilities                                       277,244      571,711
                                                           ----------   ----------


Commitments and Contingencies

Shareholders' Equity

   Preferred stock - $0.001 par value.  5,000,000 shares
      authorized.  None issued and outstanding                   --           --
   Common stock - $0.001 par value.  50,000,000 shares
      authorized.  5,731,778 and 5,731,778 issued
      and outstanding, respectively                             5,732        5,732
   Additional paid-in capital                                    --           --
   Retained earnings                                        2,354,960    2,346,725
                                                           ----------   ----------

      Total shareholders' equity                            2,360,692    2,352,457
                                                           ----------   ----------

Total Liabilities and Shareholders' Equity                 $2,637,936   $2,924,168
                                                           ==========   ==========



See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.

                  Million Dollar Saloon, Inc. and Subsidiaries
                        Consolidated Statements of Income

                   Three months ended March 31, 2000 and 1999

                                   (Unaudited)

                                                     Three months  Three months
                                                       ended         ended
                                                      March 31,     March 31,
                                                       2000          1999
                                                     -----------    -----------
Revenues

   Bar and restaurant sales                          $ 1,000,831    $   855,208
   Rental income                                         166,025        169,911
                                                     -----------    -----------
      Total revenues                                   1,166,856      1,025,119
                                                     -----------    -----------

Cost of Sales - Bar and Restaurant Operations            617,426        486,098
                                                     -----------    -----------

Gross Profit                                             549,430        539,021
                                                     -----------    -----------

Operating Expenses

   General and administrative expenses                   368,066        332,940
   Interest expense                                        2,129          8,779
   Depreciation and amortization                          27,177         28,817
                                                     -----------    -----------
      Total operating expenses                           397,372        370,536
                                                     -----------    -----------

Income from Operations                                   152,058        168,485

Other Income (Expenses)

   Interest and other miscellaneous                       11,248          4,906
                                                     -----------    -----------

Income before Income Taxes                               163,306        173,391

Income Tax (Expense) Benefit

   Currently payable                                     (50,575)       (58,000)
   Deferred                                                 --             --
                                                     -----------    -----------

Net Income                                               112,731        115,391

Other Comprehensive Income                                  --             --
                                                     -----------    -----------

Comprehensive Income                                 $   112,731    $   115,391
                                                     ===========    ===========

Earnings per share of common stock outstanding,
   computed on net income - basic and fully diluted        $0.02          $0.02
                                                           =====          =====

Weighted-average number of shares outstanding          5,731,778      5,731,778
                                                     ===========    ===========

See Accountant's Review Report
The accompanying notes are an integral part of these financial statements.




                  Million Dollar Saloon, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                   Three months ended March 31, 2000 and 1999

                                   (Unaudited)

                                                            Three months  Three months
                                                              ended         ended
                                                             March 31,     March 31,
                                                               2000          1999
                                                             ---------    ---------

Cash Flows from Operating Activities

   Net income                                                $ 112,731    $ 115,391
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                          27,177       28,817
         (Increase) decrease in
            Accounts receivable - trade and other                8,848        6,671
            Federal income taxes receivable/payable             50,575       58,000
            Inventory                                            9,226         (156)
            Prepaid expenses                                   (53,988)     (14,752)
         Increase (decrease) in

            Accounts payable and other accrued liabilities      23,484        2,883
            Tenant deposits                                       --           --
                                                             ---------    ---------
      Net cash provided by operating activities                178,053      196,854
                                                             ---------    ---------

Cash Flows from Investing Activities

   Principal collections on note receivable                      6,825        5,902
   Purchases of property and equipment                         (18,402)        --
                                                             ---------    ---------
      Net cash used in investing activities                    (11,577)       5,902
                                                             ---------    ---------

Cash Flows from Financing Activities

   Principal payments on long-term notes payable              (139,657)     (43,665)
   Dividends paid                                              (57,318)     (58,218)
                                                             ---------    ---------
      Net cash used in financing activities                   (196,975)    (101,883)
                                                             ---------    ---------

Increase in Cash and Cash Equivalents                          (30,499)     100,873
   Cash and cash equivalents at beginning of period            610,233      574,817
                                                             ---------    ---------

Cash and cash equivalents at end of period                   $ 579,734    $ 675,690
                                                             =========    =========

Supplemental Disclosures of Interest
   and Income Taxes Paid

      Interest paid during the period                        $   2,129    $   8,779
                                                             =========    =========
      Income taxes paid (refunded)                           $    --      $    --
                                                             =========    =========

Supplemental Disclosure of Non-Cash
   Investing and Financing Activities

      Declaration of first quarter dividend
      of  $0.01per share, respectively                       $    --      $  57,318
                                                             =========    =========


See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.

                  Million Dollar Saloon, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                             March 31, 2000 and 1999



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

These financial statements reflect the books and records of Million Dollar Saloon, Inc., Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for the three months ended March 31, 2000 and 1999, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.

During interim periods, the Company follows the accounting policies set forth in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB filed with the U. S. Securities and Exchange Commission. The information presented herein may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2000.

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

                             March 31, 2000 and 1999



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

                             March 31, 2000 and 1999



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

7. Earnings per share
   ------------------

   Earnings per share is computed by dividing consolidated net income by the composite weighted-average number of shares of common stock outstanding during the year. As of March 31, 2000 and 1999, the Company has no issued and outstanding securities, options or warrants that would be deemed potentially dilutive in the current and future periods.

Note C - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the three months ended March 31, 2000 and 1999, respectively, respectively, the various operating companies had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses during 1999 or 1998 as a result of any of these unsecured situations.

Note D - Note Receivable

Note receivable as of March 31, 2000 and 1999, respectively, is as follows:

                                                              2000        1999
                                                             --------   --------
$220,000 note receivable from an unrelated
   individual for the sale of real estate.  Interest
   at 8.00%.  Payable in monthly installments
   of approximately $2,669, including interest.
   Final payment due in July 2002.  Collateralized
   by real estate and improvements located in
   Dallas County, Texas                                      $      -    $98,348




                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued

                             March 31, 2000 and 1999



Note D - Note Receivable - Continued

                                                                           2000            1999
                                                                         --------        --------

$35,179 note receivable from an unrelated
   individual for the sale of real estate.  Interest
   at 9.50%.  Payable in monthly installments
   of approximately $2,665, including interest.
   Final payment due in February 2001.  Collateral-
   ized by real estate and improvements located in
   Dallas County, Texas.  Paid in full in May 2000.                        28,354             --
                                                                          --------        --------
Total notes receivable                                                     28,354         98,348
     Less current portion                                                 (28,354)        (24,480)
                                                                          --------        --------
     Noncurrent portion                                                   $  --           $73,868
                                                                          ========        ========

Future maturities of the note receivable are as follows:

                                                                     Year ending
                                                                    December 31,           Amount

                                                                        2000              $28,354
                                                                                          =======


Note E - Property and Equipment

Property and equipment consists of the following at March 31, 2000 and 1999:

                                                     2000              1999        Estimated life
                                                 ------------      ------------   --------------
         Buildings and related improvements        $1,987,514       $1,987,514     15-40 years
         Furniture and equipment                      856,566          798,372      5-10 years
         Vehicles                                     --                52,728      3 years
                                                 ------------      ------------
                                                    2,844,080        2,838,614
         Less accumulated depreciation             (1,648,981)      (1,591,391)
                                                 ------------      ------------
                                                    1,195,099        1,247,223
         Land                                         741,488          741,488
                                                 ------------      ------------

         Net property and equipment                $1,936,587       $1,988,711
                                                 ============      ============


Depreciation expense for the three months ended March 31, 2000 and 1999 was $21,851 and $18,045, respectively.




                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued

                             March 31, 2000 and 1999



Note F -Long-Term Debt

Long-term   debt  consists  of  the  following  at  March  31,  2000  and  1999, respectively:

                                                                                     2000        1999
                                                                                   -------     -------

$750,000 note payable to a bank.  Interest
   at 11.0%.  Payable in monthly installments
   of approximately $16,369, including
   interest.  Final payment due in September
   2000.  Collateralized by real estate and
   improvements located in Dallas and
   Tarrant Counties, Texas.  Paid in full
   during the first quarter of 2000.                                               $     -    $269,543

$52,707  installment  note  payable  to a finance
   company.  Payable in monthly installments of
   approximately  $1,111, including interest at
   9.50%. Paid in full in July 1999.
   Collateralized by a vehicle                                                           -      25,116
                                                                                   -------     -------

                                                                                         -     294,659
      Less current portion                                                               -    (181,905)
                                                                                   -------     -------

      Long-term portion                                                            $     -    $112,754
                                                                                   =======     =======


Note H - Income Taxes

The deferred  current tax asset and non-current  deferred tax liability on March
31, 2000 and 1999, respectively, balance sheet consists of the following:

                                                                                December 31,  December 31,
                                                                                  1999            1998
                                                                                ------------  ------------

                  Non-current deferred tax liability                             $(139,248)   $(125,057)
                                                                                  ========     ========

The non-current deferred tax liability results from the usage of statutory accelerated tax depreciation and amortization methods.




                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued

                             March 31, 2000 and 1999



Note H - Income Taxes - Continued

The components of income tax expense  (benefit) for the three months ended March
31, 2000 and 1999, respectively, are as follows:

                                                                                    2000             1999
                                                                                   -------          -------

                  Federal:
                    Current                                                        $50,575          $58,000
                    Deferred                                                             -                -
                                                                                   -------          -------
                                                                                    50,575           58,000
                                                                                   -------          -------
                  State:
                    Current                                                              -                -
                    Deferred                                                             -                -
                                                                                   -------          -------
                                                                                         -                -
                                                                                   -------          -------
                  Total                                                            $50,575          $58,000
                                                                                    ======           ======

The Company's income tax expense (benefit) for the years ended March 31, 2000 and 1999, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                     2000             1999
                                                                                   -------          -------
Statutory rate applied to earnings before income taxes                             $55,524          $58,953
Increase (decrease) in income taxes resulting from:
     State income taxes                                                                  -                -
     Deferred income taxes                                                               -                -
     Effect of incremental tax brackets and the
         application of business tax credits                                        (4,949)             953
                                                                                   -------          -------

Income tax expense                                                                 $50,575          $58,000
                                                                                    ======           ======


Note I - Capital Stock Transactions

On March 19, 1998, the Company sold 530,000 shares of restricted, unregistered common stock to an individual under a Stock Purchase Agreement (Agreement) at a price of $1.00 per share for total proceeds to the Company of $530,000. The Agreement also contains a "second closing" clause whereby the individual will acquire an additional 400,000 shares of equivalent restricted, unregistered common stock at $1.10 per share for gross proceeds of $440,000, on or before July 15, 1998. On October 18, 1999, the Company's Board of Directors modified and amended the "second closing" clause whereby the purchaser may purchase from time to time any or all of the 400,000 shares of common stock at $1.10 per share and to extend the exercise period until the close of business on October 18, 2004. As of March 31, 2000, the individual has not purchased any shares of common stock in accordance with the "second closing" portion of the Agreement.

Further, the Company granted the individual the option to purchase an additional 1,000,000 shares of restricted, unregistered common stock at a price of $1.25 per share on or before February 28, 1999. The option expiration may be accelerated if the Company's common stock is traded on the NASDAQ Small-Cap Market or other national exchange and the closing bid price equals or exceeds $1.75 per share for 10 consecutive trading days (Trading Period). In this event, the expiration date of the option shall be the 90th day after the Trading Period and the Company must notify the individual of the acceleration in writing. This option expired on February 28, 1999 with no shares being issued.

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued

                             March 31, 2000 and 1999



Note I - Capital Stock Transactions - Continued

On March 19, 1998, concurrent with the Stock Purchase Agreement discussed above, the Company entered into a Consulting Agreement with a separate individual for consulting, advisory and management services to be performed as directed by the Company's Board of Directors. The Consulting Agreement is for a term of one (1) year and may be terminated by either party with ten (10) days written notice. The compensation for the Consulting Agreement was paid in restricted, unregistered common stock of the Company as follows: 150,000 shares as payment for consulting, advisory and management services to be performed as directed by the Company's Board of Directors and an additional 55,000 shares upon receipt of the $530,000 discussed above. An additional 45,000 shares will be issued to the consultant upon receipt of the $440,000 which was due on or before July 15, 1998. This Consulting Agreement terminated of its own accord in July 1998 and the termination was acknowledged in writing to the Company by the individual in January 2000.

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

Note J - Commitments

The Company leases commercial real estate to entities controlled by a controlling shareholder on long-term operating leases. The leases require minimum weekly lease payments, plus reimbursement for annual property taxes. The respective tenants are responsible for normal maintenance and repairs, insurance and other direct operating expenses related to the property. As of December 31, 1999, future minimum non-cancellable lease revenues are as follows:

                                             Year ending

                                            December 31,     Amount
                                            ------------    ----------
                                                2000        $  689,000
                                                2001           689,000
                                                2002           546,500
                                                2003           280,500
                                                            ----------
                                                Total       $2,205,000
                                                            ==========




                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued

                             March 31, 2000 and 1999



Note K - Segment Information

The Company operates with a centralized management structure and has two identifiable operating segments: an adult entertainment lounge and restaurant located in Dallas, Texas and commercial rental real estate located in Dallas and Tarrant Counties, Texas. All revenues are generated operations in these geographic areas. The Company has a relationship whereby rental revenues from various entities under the common control of a controlling shareholder comprise approximately % and % of total revenues for the three months ended March 31, 2000 and 1999, respectively.

                                       Restaurant    Rental        General and
                                        facility     real estate  administrative    Total
                                     ------------   ------------  -------------- -----------

Three months ended March 31, 2000

   Revenue from external customers   $ 1,000,831    $      --     $      --      $ 1,000,831
   Revenue from related parties             --          166,025          --          166,025
   Revenue (expenses) from/to
     intercompany sources                (60,000)       220,000      (160,000)          --
   Interest income                          --           10,110         1,139         11,248
   Interest expense                         --             --           2,129          2,129
   Depreciation and amortization           7,098          5,476        14,543         27,117
   Income tax expense (benefit)            9,156         46,945        (5,526)        50,575
   Segment assets                        331,334      1,961,834       344,768      2,637,936
   Fixed asset expenditures               18,402           --            --           18,402


                                       Restaurant    Rental        General and
                                        facility     real estate  administrative    Total
                                     ------------   ------------  -------------- -----------
Three months ended March 31, 1999

   Revenue from external customers   $   855,208    $      --     $      --      $   855,208
   Revenue from related parties             --          169,911          --          169,911
   Revenue (expenses) from/to
     intercompany sources                   --             --            --             --
   Interest income                          --            2,108         2,798          4,906
   Interest expense                          631          8,148         8,779
   Depreciation and amortization           8,714         17,279         2,824         28,817
   Income tax expense (benefit)           13,800         45,600        (1,400)        58,000
   Segment assets                        537,873      1,910,667       475,628      2,924,168
   Fixed asset expenditures                 --             --            --             --


Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)  Results of Operations

Bar and restaurant operations increased by approximately $145,000 between the first quarter of 2000 as compared to the first quarter of 1999. Total bar and restaurant sales for the 2000 period were approximately $1,001,000 as compared to approximately $855,000 for the 1999 period. The increase was due to management's refocused efforts in customer service and increasing sales subsequent to the 2000 change in control of the Company. The Company continues to seek effective marketing and advertising methods to maintain and increase its bar and restaurant patronage.

Cost of sales increased by approximately $131,000 during the first three months of 2000 as compared to the same expenses for the same period in 1999. This increase is a result of increases in entertainer compensation and other direct costs related to the approximate $145,000 increase in revenues in the Company's Dallas Texas entertainment facility. Gross profit percentages decreased to 47.09% for the first three months of 2000 versus 52.58% for the first three months of 1998. Increased cost controls over purchasing, inventory management protocols and labor management are continuously monitored to improve gross profit percentages.

General and administrative expenses increased by approximately $35,000 in the first three months of 2000 versus the first three months of 1999. This increase relates to increased advertising expenses and administrative compensation caused by the 2000 change in control of the Company. The Company continues to experience relatively constant expenditure levels for other general operating expenses. Management continues to monitor its expenditure levels to achieve optimum financial results.

Net income before income taxes was approximately $163,000 for the first three months of 2000 versus approximately $173,000 for the first three months of 1999. After-tax net income decreased by approximately $2,700 from approximately $115,000 for the first three months of 1999 to approximately $113,000 for the first three months of 2000. The Company experienced earnings per share of approximately $0.02 per share for the first three months of 2000 and 1999, respectively.

(2)  Liquidity

As of March 31, 2000, the Company has working capital of approximately $547,416 as compared to approximately $420,643 at December 31, 1999 and approximately $489,695 at March 31, 1999. The Company achieved positive cash flows from operations of approximately $178,000 for the first three months of 2000 versus approximately $197,000 for the first three months of 1999. The Company's working capital position was impacted by the payment in full of all outstanding long-term debt during the first quarter of 2000.

The Company has identified no significant capital requirements for the current annual period. Liquidity requirements mandated by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management.

The Company announced the discontinuance of the payment of dividends after December 31, 1999. The Company paid declared fourth quarter dividends of approximately $57,000 during both the first quarter of 2000 and 1999, respectively. Future operating liquidity is expected to be provided by continuing operations. Additionally, management is of the opinion that there is potential availability of mortgage debt and the opportunity for the sale of additional common stock through either private placements or secondary offerings.

(3)  Year 2000 Considerations

The Year 2000 (Y2K) date change was believed to affect virtually all computers and organizations. The Company undertook a comprehensive review of its information systems, including personal computers, software and peripheral devices, and its general communications systems during 1999. The Company has no direct electronic links with any customer or supplier.

The costs associated with the Y2K date change compliance did not have a material effect on the Company's financial position or its results of operations. However, as the Year 2000 progresses, there can be no assurance that all of the Company's systems, and the systems of its suppliers, shippers, customers or other external business partners will continue to function adequately.

Part II - Other Information

Item 1 - Legal Proceedings

The Company was one of several defendants in Cause No. DV99-02585-L; Roy D. Stedham v. The Million Dollar Saloon, et al.; 193rd District Court, Dallas County, Texas which is alleged to be a class action seeking monetary damages for violation of the Texas Finance Code concerning overcharges for purchases of certain items by the use of a credit card. This litigation was withdrawn by the plaintiff during the first quarter of 2000 with no further exposure or financial impact to the Company.

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

                                                    MILLION DOLLAR SALOON, INC.


May    10   , 2000                              /s/ Dewanna Ross
    --------                              --------------------------------------
                                                                   Dewanna Ross
                                                        Chief Operating Officer
                                                                   and Director

May    10   , 2000                              /s/ Ronald W. Johnston
    --------                              --------------------------------------
                                                             Ronald W. Johnston
                                                        Chief Financial Officer