Form 10QSB
period 2000-06-30
MILLION DOLLAR SALOON INC
filed 2000-08-14
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
---------       EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 2000

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
---------       OF 1934

                      For the transition period from ____________ to ___________

--------------------------------------------------------------------------------


                         Commission File Number: 0-27006
                                                 -------

                           Million Dollar Saloon, Inc.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                            13-3428657
----------------------------                        ----------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 5, 2000: 5,731,778

Transitional Small Business Disclosure Format (check one):  YES     NO X
                                                                ---   ---

                           Million Dollar Saloon, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2000

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

Item 1 - Part 1 - Financial Statements

                           Accountant's Review Report
                           --------------------------

Board of Directors and Shareholders
Million Dollar Saloon, Inc.

We have reviewed the accompanying consolidated balance sheets of Million Dollar Saloon, Inc. (a Nevada corporation) and Subsidiaries as of June 30, 2000 and 1999 and the accompanying consolidated statements of operations and comprehensive income for the six and three months ended June 30, 2000 and 1999 and the consolidated statements of cash flows for the six months ended June 30, 2000 and 1999. These consolidated financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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

                                                             S. W. HATFIELD, CPA
Dallas, Texas
August 11, 2000



P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                        3



                  Million Dollar Saloon, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             June 30, 2000 and 1999

                                   (Unaudited)

                                     Assets
                                     ------
                                                             2000           1999
                                                         -----------    -----------
Current Assets
   Cash on hand and in bank                              $   724,421    $   644,251
   Note receivable - current portion                            --           24,480
   Accounts receivable - other                                   900           --
   Prepaid income taxes receivable                              --           12,903
   Inventory                                                  24,948         17,375
   Prepaid expenses                                           82,841         65,872
                                                         -----------    -----------

      Total current assets                                   833,110        764,881
                                                         -----------    -----------


Property and Equipment - At Cost
   Buildings and related improvements                      1,987,514      1,987,514
   Furniture and equipment                                   856,566        805,087
   Vehicles                                                     --           52,728
                                                         -----------    -----------
                                                           2,844,080      2,845,328
   Less accumulated depreciation                          (1,670,833)    (1,614,881)
                                                         -----------    -----------
                                                           1,173,247      1,230,447
   Land                                                      741,488        741,488
                                                         -----------    -----------

      Net property and equipment                           1,914,735      1,971,935
                                                         -----------    -----------


Other Assets
   Note receivable - noncurrent portion                         --           67,850
   Organization costs, net of accumulated amortization
      of $72,123 and $57,137, respectively                     2,805         17,791
   Loan costs, net of accumulated amortization of
       $31,607 and $23,705 respectively                         --            7,902
   Other                                                       6,225          6,975
                                                         -----------    -----------

      Total other assets                                       9,030        100,518
                                                         -----------    -----------

Total Assets                                             $ 2,756,875    $ 2,837,334
                                                         ===========    ===========


                                  - Continued -

The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.



                  Million Dollar Saloon, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                             June 30, 2000 and 1999

                                   (Unaudited)

                      Liabilities and Shareholders' Equity
                      ------------------------------------
                                                              2000         1999
                                                           ----------   ----------
Current Liabilities
   Current portion of long-term debt                       $     --     $  181,905
   Accounts payable - trade                                    16,484       23,510
   Accrued liabilities                                         23,997       43,362
   Dividends payable                                           57,318       57,318
   Federal income taxes payable                                41,843         --
   Tenant deposits                                              6,500        6,500
                                                           ----------   ----------

      Total current liabilities                               146,142      312,595
                                                           ----------   ----------


Long-term Liabilities
   Long-term debt, net of current maturities                     --         67,832
   Deferred tax liability                                     139,248      125,057
                                                           ----------   ----------

      Total liabilities                                       285,390      505,484
                                                           ----------   ----------


Commitments and Contingencies

Shareholders' Equity
   Preferred stock - $0.001 par value.  5,000,000 shares
      authorized.  None issued and outstanding                   --           --
   Common stock - $0.001 par value.  50,000,000 shares
      authorized.  5,731,778 and 5,731,778 issued
      and outstanding, respectively                             5,732        5,732
   Additional paid-in capital                                    --           --
   Retained earnings                                        2,465,753    2,326,118
                                                           ----------   ----------

      Total shareholders' equity                            2,471,485    2,331,850
                                                           ----------   ----------

Total Liabilities and Shareholders' Equity                 $2,756,875   $2,837,334
                                                           ==========   ==========



The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.



                  Million Dollar Saloon, Inc. and Subsidiaries
           Consolidated Statements of Income and Comprehensive Income
                Six and Three months ended June 30, 2000 and 1999

                                                             (Unaudited)

                                       Six months     Six months    Three months   Three months
                                         ended          ended          ended          ended
                                     June 30, 2000  June 30, 1999  June 30, 2000  June 30, 1999
                                     -------------  -------------  -------------  -------------
Revenues
   Bar and restaurant sales           $ 1,976,413    $ 1,644,382    $   975,582    $   789,174
   Rental income                          340,550        340,436        174,525        170,525
                                      -----------    -----------    -----------    -----------
      Total revenues                    2,316,963      1,984,818      1,150,107        959,699
                                      -----------    -----------    -----------    -----------

Cost of Sales - Bar and
   Restaurant Operations                1,192,441      1,016,637        575,015        530,539
                                      -----------    -----------    -----------    -----------

Gross Profit                            1,124,522        968,181        575,092        429,160
                                      -----------    -----------    -----------    -----------

Operating Expenses
   General and administrative             761,023        672,906        392,957        339,966
   Interest                                 2,129         16,299           --            7,520
   Depreciation and amortization           55,936         57,632         28,759         28,815
                                      -----------    -----------    -----------    -----------
      Total operating expenses            819,088        746,837        421,716        376,301
                                      -----------    -----------    -----------    -----------

Income from Operations                    305,434        221,344        153,376         52,859

Other Income (Expenses)

   Interest and other miscellaneous        18,090         10,235          6,842          5,329
                                      -----------    -----------    -----------    -----------

Income before Income Taxes                323,524        231,579        160,218         58,188

Income tax (expense)
   Currently payable                     (100,000)       (78,750)       (49,425)       (20,750)
   Deferred                                  --             --             --             --
                                      -----------    -----------    -----------    -----------

Net Income                                223,524        152,829        110,793         37,438

Other comprehensive income                   --             --             --             --
                                      -----------    -----------    -----------    -----------

Comprehensive Income                  $   223,524    $   152,829    $   110,793    $    37,438
                                      ===========    ===========    ===========    ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.



                  Million Dollar Saloon, Inc. and Subsidiaries
           Consolidated Statements of Income and Comprehensive Income
                Six and Three months ended June 30, 2000 and 1999

                                   (Unaudited)

                                 Six months    Six months   Three months  Three months
                                   ended         ended         ended         ended
                               June 30, 2000 June 30, 1999 June 30, 2000 June 30, 1999
                               ------------- ------------- ------------- -------------

Net Income                       $  223,524    $  152,829    $  110,793    $   37,438

Other comprehensive income             --            --            --            --
                                 ----------    ----------    ----------    ----------

Comprehensive Income             $  223,524    $  152,829    $  110,793    $   37,438
                                 ==========    ==========    ==========    ==========


Earnings per share of common
   stock outstanding computed
   on net income - basic and
   fully diluted                 $     0.04    $     0.03    $     0.02    $     0.01
                                 ==========    ==========    ==========    ==========

Weighted-average number
   of shares outstanding -
   basic and fully diluted        5,731,778     5,731,778     5,731,778     5,731,778
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



                  Million Dollar Saloon, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2000 and 1999

                                   (Unaudited)

                                                                       Six months   Six months
                                                                         ended        ended
                                                                        June 30,     June 30,
                                                                         2000         1999
                                                                       ---------    ---------
Cash Flows from Operating Activities
   Net income                                                          $ 223,524    $ 152,829
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                                      55,936       57,632
       (Increase) decrease in
         Accounts receivable - trade and other                             8,848        6,671
         Federal income taxes receivable                                    --         78,750
         Inventory                                                         6,714        1,029
         Prepaid expenses                                                (82,841)      (9,412)
       Increase (decrease) in
         Accounts payable and other accrued liabilities                   20,023      (19,321)
         Income taxes payable                                             41,843         --
                                                                       ---------    ---------
Net cash provided by operating activities                                294,386      268,178
                                                                       ---------    ---------

Cash Flows from Investing Activities
   Principal collections on note receivable                               35,179       11,920
   Purchases of property and equipment                                   (18,402)      (6,714)
                                                                       ---------    ---------
Net cash used in investing activities                                     16,777        5,206
                                                                       ---------    ---------

Cash Flows from Financing Activities
   Principal payments on long-term notes payable                        (139,657)     (88,587)
   Funds advanced to affiliated and shareholders - net                      --           --
   Purchase of treasury stock                                               --           --
   Dividends paid                                                        (57,318)    (115,363)
                                                                       ---------    ---------
Net cash used in financing activities                                   (196,975)    (203,950)
                                                                       ---------    ---------

Increase in Cash and Cash Equivalents                                    114,188       69,434

Cash and cash equivalents at beginning of period                         610,233      574,817
                                                                       ---------    ---------

Cash and cash equivalents at end of period                             $ 724,421    $ 644,251
                                                                       =========    =========

Supplemental Disclosures of Interest and Income Taxes Paid
     Interest paid during the period                                   $   2,129    $  16,299
                                                                       =========    =========
     Income taxes paid                                                 $  37,818    $    --
                                                                       =========    =========

Supplemental Schedule of Non-Cash Investing and Financing Activities
     Declaration of second quarter dividend,
       payable in the third quarter at $-0-
       and $0.01 per share, respectively                               $    --      $  57,318
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

These financial statements reflect the books and records of Million Dollar Saloon, Inc., Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for the six and three months ended June 30, 2000 and 1999, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.

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

5.   Trademark rights
     ----------------

     Amounts paid in conjunction with the acquisition and retention of the trademark "Million Dollar Saloon(R)" have been capitalized. The life of the registration is twenty years from its affirmation in 1988 and may be extended as allowed by applicable law at that point in time. This trademark has been assigned Registration No. 1,509,636 by the U. S. Patent and Trademark Office. The Company amortizes the trademark over a 10- year life using the straight-line method.

                  Million Dollar Saloon, Inc. and Subsidiaries

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

7.   Earnings per share
     ------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2000 and 1999, the Company has no issued and outstanding securities, options or warrants that would be deemed potentially dilutive in the current and future periods.

Note C - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the three months ended June 30, 2000 and 1999, respectively, respectively, the various operating companies had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses during 1999 or 1998 as a result of any of these unsecured situations.

Note D - Note Receivable

Note receivable as of June 30, 2000 and 1999, respectively, is as follows:

                                                           2000        1999
                                                         ---------   ---------
$220,000 note receivable from an unrelated
   individual for the sale of real estate.  Interest
   at 8.00%.  Payable in monthly installments
   of approximately $2,669, including interest.
   Final payment due in July 2002.  Collateralized
   by real estate and improvements located in
   Dallas County, Texas.                                 $       -   $  92,330

                  Million Dollar Saloon, Inc. and Subsidiaries

Note D - Note Receivable - Continued

                                                         2000       1999
                                                        --------   --------
$35,179 note receivable from an unrelated
   individual for the sale of real estate.  Interest
   at 9.50%.  Payable in monthly installments
   of approximately $2,665, including interest
   Final payment due in February 2001.  Collateral-
   ized by real estate and improvements located in
   Dallas County, Texas.  Paid in full in May 2000          --         --
                                                        --------   --------

Total notes receivable                                      --       92,330
     Less current portion                                   --      (24,480)
                                                        --------   --------

     Noncurrent portion                                 $    --    $ 67,850
                                                        ========   ========


Note E - Property and Equipment

Property and equipment consists of the following at June 30, 2000 and 1999:

                                          2000         1999     Estimated life
                                       ----------   ----------  --------------

  Buildings and related improvements   $1,987,514   $1,987,514  15-40 years
  Furniture and equipment                 856,566      805,087   5-10 years
  Vehicles                                      -       52,728      3 years
                                       ----------   ----------

                                        2,844,080    2,845,328
  Less accumulated depreciation        (1,670,833)  (1,614,881)
                                       ----------   ----------

                                        1,173,247    1,230,447
  Land                                    741,488      741,488
                                       ----------   ----------

  Net property and equipment           $1,914,735   $1,971,935
                                       ==========   ==========

Depreciation expense for the six months ended June 30, 2000 and 1999 was $43,702 and $46,980, respectively.

                  Million Dollar Saloon, Inc. and Subsidiaries

Note F -Long-Term Debt

Long-term   debt   consists  of  the  following  at  June  30,  2000  and  1999, respectively:

                                                  2000        1999
                                                ---------   ---------
$750,000 note payable to a bank.  Interest
   at 11.0%.  Payable in monthly installments
   of approximately $16,369, including
   interest.  Final payment due in September
   2000.  Collateralized by real estate and
   improvements located in Dallas and
   Tarrant Counties, Texas.  Paid in full
   during the first quarter of 2000              $    --     $ 227,579

$52,707 installment note payable to a finance
  company.  Payable in monthly installments of
  approximately $1,111, including interest at
  9.50%. Paid in full in July 1999
  Collateralized by a vehicle                         --        22,158
                                                 ---------   ---------

                                                      --       249,737
      Less current portion                            --      (181,905)
                                                 ---------   ---------

      Long-term portion                          $    --     $  67,832
                                                 =========   =========


Note H - Income Taxes

The deferred current tax asset and non-current deferred tax liability on June 30, 2000 and 1999, respectively, balance sheet consists of the following:

                                                  June 30,    June 30,
                                                   2000        1999
                                                 ---------   ---------

        Non-current deferred tax liability       $(139,248)  $(125,057)
                                                 =========   =========

The non-current deferred tax liability results from the usage of statutory accelerated tax depreciation and amortization methods.

                  Million Dollar Saloon, Inc. and Subsidiaries

Note H - Income Taxes - Continued

The components of income tax expense (benefit) for the three months ended June 30, 2000 and 1999, respectively, are as follows:

                                                           2000         1999
                                                         ---------    ---------
                  Federal:
                    Current                              $ 100,000    $  78,750
                    Deferred                                     -            -
                                                         ---------    ---------
                                                           100,000       78,750
                                                         ---------    ---------
                  State:
                    Current                                      -            -
                    Deferred                                     -            -
                                                         ---------    ---------
                                                                 -            -
                                                         ---------    ---------
                  Total                                  $ 100,000    $  78,750
                                                         =========    =========

The Company's income tax expense (benefit) for the years ended June 30, 2000 and 1999, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                           2000         1999
                                                         ---------    ---------

Statutory rate applied to earnings before income taxes $ 109,998 $ 78,737 Increase (decrease) in income taxes resulting from:
     State income taxes                                          -            -
     Deferred income taxes                                       -            -
     Effect of incremental tax brackets and the
         application of business tax credits                (9,998)          13
                                                         ---------    ---------

Income tax expense                                       $ 100,000    $  78,737
                                                         =========    =========


Note I - Capital Stock Transactions

On March 19, 1998, the Company sold 530,000 shares of restricted, unregistered common stock to an individual under a Stock Purchase Agreement (Agreement) at a price of $1.00 per share for total proceeds to the Company of $530,000. The Agreement also contains a "second closing" clause whereby the individual will acquire an additional 400,000 shares of equivalent restricted, unregistered common stock at $1.10 per share for gross proceeds of $440,000, on or before July 15, 1998. On October 18, 1999, the Company's Board of Directors modified and amended the "second closing" clause whereby the purchaser may purchase from time to time any or all of the 400,000 shares of common stock at $1.10 per share and to extend the exercise period until the close of business on October 18, 2004. As of June 30, 2000, the individual has not purchased any shares of common stock in accordance with the "second closing" portion of the Agreement.

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
                                                                    ==========



                  Million Dollar Saloon, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements - Continued


Note K - Segment Information

The Company operates with a centralized management structure and has two identifiable operating segments: an adult entertainment lounge and restaurant located in Dallas, Texas and commercial rental real estate located in Dallas and Tarrant Counties, Texas. All revenues are generated operations in these geographic areas. The Company has a relationship whereby rental revenues from various entities under the common control of a controlling shareholder comprise approximately % and % of total revenues for the six months ended June 30, 2000 and 1999, respectively.

                                      Restaurant       Rental      General and
                                       facility     real estate  administrative     Total
                                     -----------    -----------   -----------    -----------
Three months ended March 31, 2000
---------------------------------
Revenue from external customers      $ 1,976,413    $      --     $      --      $ 1,976,413
Revenue from related parties                --          340,550          --          340,550
Revenue (expenses) from/to
  intercompany sources                  (120,000)       381,000      (261,000)          --
Interest income                             --              440        17,650         18,090
Interest expense                            --             --           2,129          2,129
Depreciation and amortization             14,197         10,951        30,788         55,936
Income tax expense (benefit)                 831        107,374        (8,205)       100,000
Segment assets                           290,113      2,119,874       346,888      2,756,875
Fixed asset expenditures                  18,402           --            --           18,402


                                      Restaurant       Rental      General and
                                       facility     real estate  administrative     Total
                                     -----------    -----------   -----------    -----------
Six months ended June 30, 1999
------------------------------
   Revenue from external customers   $ 1,644,382    $   340,436   $      --      $ 1,984,818
   Revenue (expenses) from/to
     intercompany sources                   --             --            --             --
   Interest income                          --            4,098         6,137         10,235
   Interest expense                        1,008         15,291        16,299
   Depreciation and amortization          17,427         34,557         5,648         57,632
   Income tax expense (benefit)          (22,265)       102,235        (1,220)        78,750
   Segment assets                        420,369      1,940,851       476,114      2,837,334
   Fixed asset expenditures                 --            6,714          --            6,714



Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)  Results of Operations

Bar and restaurant operations increased by approximately $332,000 between the first six months of 2000 as compared to the first six months of 1999. Total bar and restaurant sales for the 2000 period were approximately $1,976,000 as compared to approximately $1,644,000 for the 1999 period. The increase was due to management's refocused efforts in customer service and increasing sales subsequent to the 2000 change in control of the Company. The Company continues to seek effective marketing and advertising methods to maintain and increase its bar and restaurant patronage.

Cost of sales increased by approximately $176,000 during the first six months of 2000 as compared to the same expenses for the same period in 1999. This increase is a result of increases in entertainer compensation and other direct costs related to the approximate $332,000 increase in revenues in the Company's Dallas Texas entertainment facility. Gross profit percentages decreased to 44.53% for the first six months of 2000 versus 48.78% for the first six months of 1998. Increased cost controls over purchasing, inventory management protocols and labor management are continuously monitored to improve gross profit percentages.

General and administrative expenses increased by approximately $88,000 in the first six months of 2000 versus the first six months of 1999. This increase relates to increased advertising expenses and administrative compensation caused by the 2000 change in control of the Company. The Company continues to experience relatively constant expenditure levels for other general operating expenses. Management continues to monitor its expenditure levels to achieve optimum financial results.

Net income before income taxes was approximately $323,500 for the first six months of 2000 versus approximately $231,500 for the first six months of 1999. After-tax net income increased by approximately $70,500 from approximately $153,000 for the first six months of 1999 to approximately $223,500 for the first six months of 2000. The Company experienced earnings per share of approximately $0.04 and $0.03 per share for the first six months of 2000 and 1999, respectively.

(2)  Liquidity

As of June 30, 2000, the Company has working capital of approximately $687,000 as compared to approximately $421,000 at December 31, 1999 and approximately $452,000 at June 30 , 1999. The Company achieved positive cash flows from operations of approximately $294,000 for the first six months of 2000 versus approximately $268,000 for the first six months of 1999. The Company's working capital position was impacted by the payment in full of all outstanding long-term debt during the first quarter of 2000 and the collection of the outstanding note receivable in May 2000.

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

                                                     MILLION DOLLAR SALOON, INC.


August    11   , 2000                                    /s/ Dewanna Ross
       --------                                      ---------------------------
                                                                    Dewanna Ross
                                                         Chief Operating Officer
                                                                    and Director

August    11   , 2000                                    /s/ Ronald W. Johnston
       --------                                      ---------------------------
                                                              Ronald W. Johnston
                                                         Chief Financial Officer