Form 10QSB/A
period 2000-06-30
MILLION DOLLAR SALOON INC
filed 2000-08-28
CIK 1002396

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



                  Million Dollar Saloon, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2000 and 1999

                                   (Unaudited)

                                                                       Six months   Six months
                                                                         ended        ended
                                                                        June 30,     June 30,
                                                                         2000         1999
                                                                       ---------    ---------
Cash Flows from Operating Activities
   Net income                                                          $ 223,524    $ 152,829
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                                      55,936       57,632
       (Increase) decrease in
         Accounts receivable - trade and other                             8,848        6,671
         Federal income taxes receivable                                  20,339       78,750
         Inventory                                                         6,714        1,029
         Prepaid expenses                                                (82,841)      (9,412)
       Increase (decrease) in
         Accounts payable and other accrued liabilities                   20,023      (19,321)
         Income taxes payable                                             41,843         --
                                                                       ---------    ---------
Net cash provided by operating activities                                294,386      268,178
                                                                       ---------    ---------

Cash Flows from Investing Activities
   Principal collections on note receivable                               35,179       11,920
   Purchases of property and equipment                                   (18,402)      (6,714)
                                                                       ---------    ---------
Net cash provided by investing activities                                 16,777        5,206
                                                                       ---------    ---------

Cash Flows from Financing Activities
   Principal payments on long-term notes payable                        (139,657)     (88,587)
   Funds advanced to affiliated and shareholders - net                      --           --
   Purchase of treasury stock                                               --           --
   Dividends paid                                                        (57,318)    (115,363)
                                                                       ---------    ---------
Net cash used in financing activities                                   (196,975)    (203,950)
                                                                       ---------    ---------

Increase in Cash and Cash Equivalents                                    114,188       69,434

Cash and cash equivalents at beginning of period                         610,233      574,817
                                                                       ---------    ---------

Cash and cash equivalents at end of period                             $ 724,421    $ 644,251
                                                                       =========    =========

Supplemental Disclosures of Interest and Income Taxes Paid
     Interest paid during the period                                   $   2,129    $  16,299
                                                                       =========    =========
     Income taxes paid                                                 $  37,818    $    --
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