Form 10QSB
period 2000-09-30
MILLION DOLLAR SALOON INC
filed 2000-10-30
CIK 1002396

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF  THE SECURITIES
---------       EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 2000

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
---------       OF 1934

                      For the transition period from ____________ to ___________

--------------------------------------------------------------------------------


                         Commission File Number: 0-27006
                                                 -------

                           Million Dollar Saloon, Inc.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                              13-3428657
----------------------------                          --------------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 27, 2000: 5,731,778

Transitional Small Business Disclosure Format (check one): YES     NO X
                                                               ---   ---

                  Million Dollar Saloon, Inc. and Subsidiaries

              Form 10-QSB for the Quarter ended September 30, 2000

                                Table of Contents

                                                                            Page
                                                                            ----

Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         15


Part II - Other Information

  Item 1   Legal Proceedings                                                 16

  Item 2   Changes in Securities                                             16

  Item 3   Defaults Upon Senior Securities                                   16

  Item 4   Submission of Matters to a Vote of Security Holders               16

  Item 5   Other Information                                                 16

  Item 6   Exhibits and Reports on Form 8-K                                  16


Signatures                                                                   16

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

Item 1 - Part 1 - Financial Statements

                           Accountant's Review Report
                           --------------------------

Board of Directors and Shareholders
Million Dollar Saloon, Inc.

We have reviewed the accompanying consolidated balance sheets of Million Dollar Saloon, Inc. (a Nevada corporation) and Subsidiaries as of September 30, 2000 and 1999 and the accompanying consolidated statements of income and comprehensive income for the nine and three months ended September 30, 2000 and 1999 and the consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999. These consolidated financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the
U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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

                                                      S. W. HATFIELD, CPA
Dallas, Texas
October 27, 2000

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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                        3



                  Million Dollar Saloon, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           September 30, 2000 and 1999

                                   (Unaudited)

                                     Assets
                                     ------
                                                             2000           1999
                                                         -----------    -----------
Current Assets
   Cash on hand and in bank                              $   863,477    $   705,012
   Note receivable - current portion                            --           24,480
   Inventory                                                  26,951         14,387
   Prepaid expenses and other                                 99,471         34,870
                                                         -----------    -----------

      Total current assets                                   989,899        778,749
                                                         -----------    -----------


Property and Equipment - At Cost
   Buildings and related improvements                      2,017,514      1,987,514
   Furniture and equipment                                   856,566        822,149
                                                         -----------    -----------
                                                           2,874,080      2,809,663
   Less accumulated depreciation                          (1,690,424)    (1,596,986)
                                                         -----------    -----------
                                                           1,183,656      1,212,677
   Land                                                      741,487        741,487
                                                         -----------    -----------

      Net property and equipment                           1,925,143      1,954,164
                                                         -----------    -----------


Other Assets
   Note receivable - noncurrent portion                         --           63,772
   Organization costs, net of accumulated amortization
      of $74,928 and $60,884, respectively                      --           14,044
   Loan costs, net of accumulated amortization of
       $31,607 and $25,285 respectively                         --            6,322
   Other                                                       6,225          6,975
                                                         -----------    -----------

      Total other assets                                       6,225         91,113
                                                         -----------    -----------

Total Assets                                             $ 2,921,267    $ 2,824,026
                                                         ===========    ===========


                                  - Continued -

The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.



                  Million Dollar Saloon, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                           September 30, 2000 and 1999

                                   (Unaudited)

                      Liabilities and Shareholders' Equity
                      ------------------------------------
                                                                        2000         1999
                                                                     ----------   ----------
Current Liabilities
   Current portion of long-term debt                                 $     --     $  181,905
   Accounts payable - trade                                              21,059       23,568
   Accrued liabilities                                                   80,629       59,194
   Dividends payable                                                       --         57,318
   Federal income taxes payable                                          79,855        3,527
   Tenant deposits                                                        6,500        6,500
                                                                     ----------   ----------

      Total current liabilities                                         188,043      332,012
                                                                     ----------   ----------


Long-Term Liabilities
   Long-term debt, net of current maturities                               --          2,513
   Deferred tax liability                                               139,248      125,057
                                                                     ----------   ----------

      Total Liabilities                                                 327,291      459,582
                                                                     ----------   ----------


Commitments and Contingencies

Shareholders' Equity
   Preferred stock - $0.001 par value.  5,000,000 shares
      authorized.  None issued and outstanding                             --           --
   Common stock - $0.001 par value.  50,000,000 shares
      authorized.  5,731,778 issued and outstanding, respectively         5,732        5,732
   Retained earnings                                                  2,588,244    2,358,712
                                                                     ----------   ----------

      Total Shareholders' Equity                                      2,593,976    2,364,444
                                                                     ----------   ----------

Total Liabilities and Shareholders' Equity                           $2,921,267   $2,824,026
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



                  Million Dollar Saloon, Inc. and Subsidiaries
           Consolidated Statements of Income and Comprehensive Income

             Nine and Three months ended September 30, 2000 and 1999

                                   (Unaudited)

                                         Nine months    Nine months   Three months   Three months
                                            ended          ended          ended          ended
                                        September 30,  September 30,  September 30,  September 30,
                                             2000           1999           2000           1999
                                         -----------    -----------    -----------    -----------
Revenues
   Bar and restaurant sales              $ 2,991,784    $ 2,448,838    $ 1,015,371    $   804,456
   Rental income                             515,075        514,961        174,525        174,525
                                         -----------    -----------    -----------    -----------
      Total revenues                       3,506,859      2,963,799      1,189,896        978,981
                                         -----------    -----------    -----------    -----------

Cost of Sales - Bar and
   Restaurant Operations                   1,811,941      1,479,889        619,500        463,252
                                         -----------    -----------    -----------    -----------

Gross Profit                               1,694,918      1,483,910        570,396        515,729
                                         -----------    -----------    -----------    -----------

Operating Expenses
   General and administrative expenses     1,139,501      1,063,030        378,478        390,124
   Interest expense                            2,129         19,645           --            3,346
   Depreciation and amortization              78,334         77,582         22,398         19,950
                                         -----------    -----------    -----------    -----------
      Total operating expenses             1,219,964      1,160,257        400,876        413,420
                                         -----------    -----------    -----------    -----------

Income from Operations                       474,954        323,653        169,520        102,309

Other Income (Expenses)
   Interest and other miscellaneous           26,811         14,973          8,721          4,738
   Gain on sale of fixed assets                 --             (691)          --             (691)
                                         -----------    -----------    -----------    -----------

Income before Income Taxes                   501,765        337,935        178,241        106,356

Income Tax (Expense)
   Currently payable                        (155,750)       (95,180)       (55,750)       (16,430)
   Deferred                                     --             --             --             --
                                         -----------    -----------    -----------    -----------

Net Income                                   346,015        242,755        122,491         89,926

Other comprehensive income                      --             --             --             --
                                         -----------    -----------    -----------    -----------

Comprehensive Income                     $   346,015    $   242,755    $   122,491    $    89,926
                                         ===========    ===========    ===========    ===========

Earnings per share of common
   stock outstanding computed
   on net income - basic and
   fully diluted                         $      0.06    $      0.04    $      0.02    $      0.02
                                         ===========    ===========    ===========    ===========

Weighted-average number
   of shares outstanding                   5,731,778      5,731,778      5,731,778      5,731,778
                                         ===========    ===========    ===========    ===========



The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.



                  Million Dollar Saloon, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2000 and 1999

                                   (Unaudited)

                                                            Nine months     Nine months
                                                               ended           ended
                                                           September 30,   September 30,
                                                               2000            1999
                                                           -------------   -------------
Cash Flows from Operating Activities
   Net income                                                $ 346,015       $ 242,755
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                          78,334          77,582
         Loss on sale of fixed assets                             --               691
         (Increase) decrease in
            Accounts receivable - trade                          8,848           6,671
            Federal income taxes receivable                     20,339          91,653
            Inventory                                            4,711           4,017
            Prepaid expenses                                   (98,571)         21,590
         Increase (decrease) in
            Accounts payable and other accrued liabilities      23,912          (3,432)
            Income taxes payable                                79,855           3,527
                                                             ---------       ---------
Net cash provided by operating activities                      463,443         445,054
                                                             ---------       ---------

Cash Flows from Investing Activities
   Principal collections on note receivable                     35,179          15,995
   Purchases of property and equipment                         (48,403)        (26,615)
                                                             ---------       ---------
Net cash used in investing activities                          (13,224)        (10,620)
                                                             ---------       ---------

Cash Flows from Financing Activities
   Principal payments on notes payable                        (139,657)       (131,544)
   Dividends paid                                              (57,318)       (172,695)
                                                             ---------       ---------
Net cash used in financing activities                         (196,975)       (304,239)
                                                             ---------       ---------

Increase in Cash and Cash Equivalents                          253,244         130,195

Cash and cash equivalents at beginning of period               610,233         574,817
                                                             ---------       ---------

Cash and cash equivalents at end of period                   $ 863,477       $ 705,012
                                                             =========       =========

Supplemental Disclosures of Interest
   and Income Taxes Paid
      Interest paid during the period                        $   2,129       $  19,645
                                                             =========       =========
      Income taxes paid (refunded)                           $  55,556       $    --
                                                             =========       =========

Supplemental Schedule of Non-Cash
   Investing and Financing Activities
   Declaration of 1999 third quarter
      dividend at $0.01 per share                            $    --         $  57,318
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

These financial statements reflect the books and records of Million Dollar Saloon, Inc., Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for the nine and three months ended September 30, 2000 and 1999, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.

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

7.    Earnings per share
      ------------------

      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2000 and 1999, the Company has no issued and outstanding securities, options or warrants that would be deemed potentially dilutive in the current and future periods.

Note C - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC regulations, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the nine months ended September 30, 2000 and 1999, respectively, the various operating companies had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses during 2000 and 1999 as a result of any of these unsecured situations.

Note D - Note Receivable

Note receivable as of September 30, 2000 and 1999, respectively, is as follows:

                                                             2000      1999
                                                           -------   -------
$220,000 note receivable from an unrelated
   individual for the sale of real estate.  Interest
   at 8.00%.  Payable in monthly installments
   of approximately $2,669, including interest.
   Final payment due in July 2002.  Collateralized
   by real estate and improvements located in
   Dallas County, Texas.                                   $  --     $88,252

                  Million Dollar Saloon, Inc. and Subsidiaries

Note D - Note Receivable - Continued

                                                          2000         1999
                                                         --------     --------
$35,179 note receivable from an unrelated
   individual for the sale of real estate.  Interest
   at 9.50%.  Payable in monthly installments
   of approximately $2,665, including interest.
   Final payment due in February 2001.  Collateral-
   ized by real estate and improvements located in
   Dallas County, Texas.  Paid in full in May 2000.          --           --
                                                         --------     --------

Total notes receivable                                       --         88,252
     Less current portion                                    --        (24,480)
                                                         --------     --------

     Noncurrent portion                                  $   --       $ 63,772
                                                         ========     ========


Note E - Property and Equipment

Property and equipment consists of the following at September 30, 2000 and 1999:

                                             2000        1999     Estimated life
                                          ----------  ----------  --------------

   Buildings and related improvements     $2,017,514  $1,987,514    15-40 years
   Furniture and equipment                   856,566     822,149     5-10 years
                                          ----------  ----------

                                           2,874,080   2,809,663
   Less accumulated depreciation          (1,690,424) (1,596,986)
                                          ----------  ----------

                                           1,183,656   1,212,677
   Land                                      741,487     741,487
                                          ----------  ----------

   Net property and equipment             $1,925,143  $1,954,164
                                          ==========  ==========

Depreciation expense for the nine months ended September 30, 2000 and 1999 was $72,518 and $61,601, respectively.

                  Million Dollar Saloon, Inc. and Subsidiaries

Note F -Long-Term Debt

Long-term debt consists of the following at September 30, 2000 and 1999, respectively:

                                                         2000          1999
                                                       ---------     ---------
$750,000 note payable to a bank.  Interest
   at 11.0%.  Payable in monthly installments
   of approximately $16,369, including
   interest.  Final payment due in September
   2000.  Collateralized by real estate and
   improvements located in Dallas and
   Tarrant Counties, Texas.  Paid in full
   during the first quarter of 2000.                   $       -     $ 184,418
                                                       ---------     ---------

                                                               -       184,418
      Less current portion                                     -      (181,905)
                                                       ---------     ---------

      Long-term portion                                $       -     $   2,513
                                                       =========     =========


Note H - Income Taxes

The non-current deferred tax liability results from the usage of statutory accelerated tax depreciation and amortization methods and consists of the following:

                                                    September 30,  September 30,
                                                        2000           1999
                                                    -------------  -------------

              Non-current deferred tax liability      $(139,248)     $(125,057)
                                                      =========      =========


The components of income tax expense (benefit) for the nine months ended September 30, 2000 and 1999, respectively, are as follows:

                                                    September 30,  September 30,
                                                        2000           1999
                                                    -------------  -------------
                  Federal:
                    Current                           $ 155,750      $  95,180
                    Deferred                                  -              -
                                                      ---------      ---------
                                                        155,750         95,180
                                                      ---------      ---------
                  State:
                    Current                                   -              -
                    Deferred                                  -              -
                                                      ---------      ---------
                                                              -              -
                                                      ---------      ---------
                  Total                               $ 155,750      $  95,180
                                                      =========      =========



                  Million Dollar Saloon, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements - Continued


Note H - Income Taxes - Continued

The Company's  income tax expense  (benefit) for the nine months ended September
30, 2000 and 1999, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                         September 30, September 30,
                                                            2000          1999
                                                         ------------  ------------
Statutory rate applied to earnings before income taxes     $170,600      $114,898
Increase (decrease) in income taxes resulting from:
            State income taxes                                    -             -
            Deferred income taxes                                 -             -
            Effect of incremental tax brackets and the
              application of business tax credits           (14,850)      (19,718)
                                                           --------      --------

Income tax expense                                         $155,750      $ 95,180
                                                           ========      ========


Note I - Capital Stock Transactions

On March 19, 1998, the Company sold 530,000 shares of restricted, unregistered common stock to an individual under a Stock Purchase Agreement (Agreement) at a price of $1.00 per share for total proceeds to the Company of $530,000. The Agreement also contains a "second closing" clause whereby the individual would acquire an additional 400,000 shares of equivalent restricted, unregistered common stock at $1.10 per share for gross proceeds of $440,000, on or before July 15, 1998. On October 18, 1999, the Company's Board of Directors modified and amended the "second closing" clause whereby the purchaser may purchase from time to time any or all of the 400,000 shares of common stock at $1.10 per share and extended the exercise period until the close of business on October 18, 2004. As of September 30, 2000, no shares of common stock have been sold by the Company pursuant to the "second closing" portion of the Agreement.

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
                                                                    ==========



                  Million Dollar Saloon, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements - Continued


Note K - Segment Information

The Company operates with a centralized management structure and has two identifiable operating segments: an adult entertainment lounge and restaurant located in Dallas, Texas and commercial rental real estate located in Dallas and Tarrant Counties, Texas. All revenues are generated operations in these geographic areas. The Company has a relationship whereby rental revenues from various entities under the common control of a controlling shareholder comprise approximately 14.69% and 17.38% of total revenues for the nine months ended
September 30, 2000 and 1999, respectively.

                                        Restaurant       Rental     General and
                                         facility     real estate  administrative     Total
                                       -----------    -----------  --------------  -----------
Nine months ended September 30, 2000
------------------------------------
   Revenue from external customers     $ 2,991,784    $      --     $      --      $ 2,991,784
   Revenue from related parties               --          515,075          --          515,075
   Revenue (expenses) from/to
     intercompany sources                 (180,000)       180,000          --             --
   Interest income                            --              440        26,371         26,811
   Interest expense                           --             --           2,129          2,129
   Depreciation and amortization            19,404         51,398         7,532         78,334
   Income tax expense (benefit)            (10,558)       163,345         2,963        155,750
   Segment assets                          260,504      2,310,434       350,329      2,921,267
   Fixed asset expenditures                 48,403           --            --           48,403


Nine months ended September 30, 1999
------------------------------------
   Revenue from external customers     $ 2,448,838    $   514,961   $      --      $ 2,963,799
   Revenue (expenses) from/to
     intercompany sources                     --             --            --             --
   Interest income                            --            5,358         9,615         14,973
   Interest expense                         (1,593)          --          21,238         19,645
   Depreciation and amortization            24,680         44,429         8,473         77,582
   Income tax expense (benefit)            (16,790)       112,972        (1,002)        95,180
   Segment assets                          419,023      1,939,850       465,153      2,824,026
   Fixed asset expenditures                 19,901          6,714          --           26,615



                (Remainder of this page left blank intentionally)

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)  Results of Operations

Bar and restaurant operations increased by approximately $543,000 between the first nine months of 2000 as compared to the first nine months of 1999. Total bar and restaurant sales for the 2000 nine month period were approximately $2,992,000 as compared to approximately $2,449,000 for the 1999 nine month period. The increase was due to management's refocused efforts in customer service and increasing sales subsequent to the 2000 change in control of the Company. The Company continues to seek effective marketing and advertising methods to maintain and increase its bar and restaurant patronage.

Cost of sales increased by approximately $332,000 during the first nine months of 2000 as compared to the same expenses for the same period in 1999. This increase is a result of increases in entertainer compensation and other direct costs related to the approximate $543,000 increase in revenues in the Company's Dallas Texas entertainment facility. Gross profit percentages decreased to 48.33% for the first nine months of 2000 versus 50.68% for the first nine months of 1999. Increased cost controls over purchasing, inventory management protocols and labor management are continuously monitored to improve gross profit percentages.

General and administrative expenses increased by approximately $60,000 in the first nine months of 2000 versus the first nine months of 1999. This increase principally relates to increased advertising expenses and administrative compensation caused by the 2000 change in control of the Company. The Company continues to experience relatively constant expenditure levels for other general operating expenses. Management continues to monitor its expenditure levels to achieve optimum financial results.

Net income before income taxes was approximately $502,000 for the first nine months of 2000 versus approximately $338,000 for the first nine months of 1999. After-tax net income increased by approximately $103,000 from approximately $243,000 for the first nine months of 1999 to approximately $346,000 for the first nine months of 2000. The Company experienced earnings per share of approximately $0.06 and $0.04 per share for the first nine months of 2000 and 1999, respectively.

(2)  Liquidity

As of September 30, 2000, the Company has working capital of approximately $802,000 as compared to approximately $421,000 at December 31, 1999 and approximately $447,000 at September 30, 1999. The Company achieved positive cash flows from operations of approximately $463,000 for the first nine months of 2000 versus approximately $445,000 for the first nine months of 1999. The Company's working capital position was impacted by the payment in full of all outstanding long-term debt during the first quarter of 2000 and the collection of the outstanding note receivable in May 2000.

The Company has identified no significant capital requirements for the current annual period. Liquidity requirements mandated by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management.

The Company discontinued the declaration and payment of dividends for periods ending after December 31, 1999. The Company paid the declared dividend for the fourth quarter of 1999 of approximately $57,000 during the first quarter of 2000. Future operating liquidity is expected to be provided by continuing operations. Additionally, management is of the opinion that there is potential availability of mortgage debt and the opportunity for the sale of additional common stock through either private placements or secondary offerings.

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

   None

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MILLION DOLLAR SALOON, INC.

October    27   , 2000                                  /s/ Dewanna Ross
        --------                         ---------------------------------------
                                                                    Dewanna Ross
                                            Chief Operating Officer and Director


October    27   , 2000                                  /s/ Ronald W. Johnston
        --------                         ---------------------------------------
                                                              Ronald W. Johnston
                                                         Chief Financial Officer