Form 10KSB
period 2000-12-31
MILLION DOLLAR SALOON INC
filed 2001-03-20
CIK 1002396

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 FOR THE
                       FISCAL YEAR ENDED DECEMBER 31, 2000

                         Commission File Number: 0-27006

                           MILLION DOLLAR SALOON, INC.
                 (Name of Small Business Issuer in Its Charter)

          Nevada                                        13-3428657
 (State of Incorporation)                  (I.R.S. Employer Identification No.)

                             6848 Greenville Avenue
                               Dallas, Texas 75231
          (Address of Principal Executive Offices, including Zip Code)

                                 (214) 691-6757
                (Issuer's Telephone Number, Including Area Code)

                                 ---------------

         Securities registered under Section 12 (b) of the Exchange Act:

               Title of Each Class             Name of Each Exchange
               -------------------              on which Registered
                       N/A                      -------------------
                                                         N/A

         Securities registered under Section 12 (g) of the Exchange Act:

                                 Title of Class
                                 --------------
                          Common Stock, $.001 par value

         Check whether the issuer (i) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         The issuer's revenues for the fiscal year ended December 31, 2000 were $4,320,797. The aggregate market value of common stock held by non-affiliates of the issuer at March 5, 2001, based upon the closing bid price on The OTC Electronic Bulletin Board on said date, was $419,972. As of March 5, 2001, there were 5,731,778 shares of the issuer's common stock outstanding.

                       Documents Incorporated by Reference
         No documents, other than certain exhibits, have been incorporated by reference into this report.

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS................................................3
ITEM 2. PROPERTIES.............................................................8
ITEM 3. LEGAL PROCEEDINGS......................................................9
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS....................9

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............9
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............10
ITEM 7. FINANCIAL STATEMENTS..................................................12
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE..............................................13

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.....................13
ITEM 10. EXECUTIVE COMPENSATION...............................................14
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......15
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................16
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................17

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

Governmental Regulations

         The Company is subject to various federal, state and local laws affecting its business activities. In Texas, the authority to issue a permit to sell alcoholic beverages is governed by the Texas Alcoholic Beverage Commission ("TABC"). The TABC has the authority, in its discretion, to issue appropriate permits. The Company, through a management agreement with Tempo Tamers Beverage Company, Inc., an affiliated corporation, operates its business under a Texas Mixed Beverage Permit and Late Hours Permit (the "Permits"). These Permits are subject to annual renewal, provided the Company and its affiliated corporation have complied with all rules and regulations governing the Permits. Renewal of a permit is subject to protest by a law enforcement agency or by a member of the public. In case of protest, the TABC may hold a hearing for interested parties to express their views. The TABC has the authority after such hearing not to issue a renewal of the protested alcoholic beverage permit. Neither the Company nor its affiliated corporation have been the subject of a protest hearing against the renewal of its Permits. Other states may have similar laws that may limit the availability of a permit to sell alcoholic beverages or which may provide for suspension or revocation of a permit to sell alcoholic beverages in certain circumstances. Prior to expanding into any new market, the Company will take all steps necessary to ensure compliance with all licensing and regulatory requirements.

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

         Beyond various regulatory requirements affecting the sale of alcoholic beverages, the location of an adult cabaret is subject to restriction by city ordinance. In Dallas, the Company is subject to "The Sexually Oriented Business Ordinance" (the "Ordinance") which contains prohibitions on the location of an adult cabaret. The prohibitions deal generally with distance from schools, churches, and other sexually oriented businesses and contain restrictions based on the percentage of residences within the immediate vicinity of the sexually oriented business. The granting of a Sexually Oriented Business Permit ("Business Permit") is not subject to discretion; the Business Permit must be granted if the proposed operation satisfies the requirements of the Ordinance. The Company has held a Business Permit since passage of the city ordinance. The Business Permit is valid for a period of one year and is renewable by application of the permit holder subject to a hearing. The Company and other corporations that operate adult cabarets within the City of Dallas are contesting the constitutionality of certain sections of the Ordinance. See "Legal Proceedings."

Employees and Independent Contractors

         As of December 31, 2000, the Company had approximately 20 full-time employees, of which 12 were in management positions, including corporate and administrative operations and eight were engaged in food and beverage service, including bartenders and waitresses. The Company also employed 52 part-time employees who were engaged in food and beverage service. Entertainers numbered approximately 89 full and part time. None of the Company's employees are represented by a union and the Company considers its employee relations to be good.

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

         The Company-operated Million Dollar Saloon is located in North Dallas and consists of a 9,750 square foot building located on an approximate 25,500 square foot tract of land fronting a major traffic artery. See "Properties."

         The remaining two properties are leased to affiliates of Duncan Burch, an officer and director of the Company, which also operate adult entertainment nightclubs in the facilities. All of the properties are stand-alone structures and, accordingly, are 100% occupied with a single tenant and, at the present time, are not subject to any plans for renovation, remodeling or other significant improvement. All properties are physically located in geographic areas suitable for their current use. There exist similar properties which could be similarly used in the same geographic area as the subject properties. The effective rentals vary between locations because of desirability and attractiveness of locations. On January 30, 2001, the Board of Directors approved an addendum to the lease agreement covering one of the properties leased to an affiliate of Duncan Burch. Management believes that all of its properties are adequately covered by insurance. See "Properties" and "Certain Relationships and Related Transactions."

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

         Permits Relating to the Sale of Alcohol and Operation of Sexually Oriented Business. While the Company and its affiliate corporation have obtained annual renewals of the TABC Permits and Dallas Business Permit, there can be no assurance that the Permits will continue to be renewed. Other states may have similar laws which may limit the availability of a permit to sell alcoholic beverages or operate a sexually oriented business. The Company and other operators of adult cabarets within the City of Dallas are contesting the constitutionality of certain sections of the Dallas Municipal Ordinance regulating sexually oriented businesses in Dallas. The temporary or permanent suspension or revocations of the TABC Permits or the Dallas Business Permit or the inability to obtain permits in areas of expansion would have a material adverse effect on the revenues, financial condition and results of operations of the Company. See "Legal Proceedings."


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

         The Company owns three facilities which operate as adult cabarets in the Dallas-Fort Worth Metroplex. One facility, the Million Dollar Saloon, is
Company operated while the other two are subject to long-term lease agreements and operated by affiliates of Duncan Burch, an officer and director of the Company. On January 30, 2001, the Board of Directors approved an amendment to the lease agreement covering the Northwest Highway, Dallas, Texas property which is leased to an affiliate of Duncan Burch, an officer and director of the Company. See "Certain Relationships and Related Transactions."

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

         The following is a summary of the terms, conditions and operating parameters of the two properties being leased from the Company by affiliates of Duncan Burch, an officer and director of the Company:

                                                                             Location/Address

                                               ------------------------------------------------------------
                                                   3021 Northwest Highway         3601 State Highway 157
                                                       Dallas, Texas                 Fort Worth, Texas
                                               ----------------------------    ----------------------------
Square footage
   Building                                               8,550                            4,850
   Real estate tract                                      37,162                          60,398
Mortgages                                                  None                            None
Lease expiration                                         May 2002                       August 2003
Scheduled rentals                              $4,750 per week from 5/26/99           $8,500 per week
                                                   through 12/31/00(1)
Effective annual rental per square foot                   $24.33                          $91.13
   (total lease term)
Gross book basis (including land)                       $1,206,829                       $160,447
Net book basis (including land)                          $936,783                         $73,634
Federal income tax basis                                 $118,941                         $20,676
   (excluding land)
Depreciation method and life                            SL-19 yrs.                     ACRS-15 yrs.
Ad valorem tax rate per $100 of valuation                 $2.58                            $3.14


--------------------
(1) On January 30, 2001, the Board of Directors, with Duncan Burch absent and non-voting, approved an amendment to the lease agreement covering this property. The amendment provides that effective January 1, 2001, the base rental will be reduced from $4,750 per week to an amount equal to 10% of the gross revenues generated from the business located at the property, payable quarterly, until termination of the lease in May 2002, with a minimum weekly payment of $1,000 which will be credited against the quarterly percentage rent. The minimum rent payment under the amended lease agreement shall not be less than $1,000 per week. The modification of the lease agreement was the result of negotiations between the Company and representatives of the tenant. Such modifications were requested by the tenant as a result of substantial decreasing revenues of the tenant's adult cabaret operation located on the property. The tenant had previously advised the Company that if the lease was not modified, it may be compelled to close its business operations and exercise the termination provision in the lease agreement. The business is owned by an affiliated corporation of Duncan Burch, an officer and director of the Company. See "Certain Relationships and Related Transactions."

ITEM 3.    LEGAL PROCEEDINGS

Case No. 3-00-CV-2500-H; Adventure Plus, Inc., Millennium Restaurant Group, Inc., D/B/A Cabaret Royale, et al. v. City of Dallas, Inc.; United States District Court, Northern District of Texas, Dallas Division

         This is an action where the Company and other operators of adult cabarets within the City of Dallas are contesting the constitutionality of certain provisions of the Dallas Sexually Oriented Business Ordinance (the "Ordinance") which impacts the Company's and other operators' license to do business as an adult cabaret in Dallas. The Company is of the opinion that it will prevail on its constitutional claims. In January, 2001, as a result of a trial setting, the City of Dallas has agreed to re-write the contested provisions of the Ordinance, so any impact, if any, on the operations of the Company, will not be known until June, 2001. However, the Company reasonably believes that the Ordinance will be amended so as to have no material adverse impact on the Company's future operations. There can be no assurance that the City of Dallas will in fact amend the Ordinance to an extent that the Ordinance will not have any material adverse effect on the Company's business operations.

         The Company may from time to time be a party to various other legal actions arising in the ordinary course of its business. The Company is not currently involved in any such actions that it believes will have a material adverse effect on its results of operations or financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         On December 1, 2000 the Company held its annual shareholders meeting. Of the Company's 5,731,778 shares of common stock entitled to vote at the meeting, approximately 5,253,372 shares were represented at the meeting, approximately 92% of the outstanding shares entitled to vote. The following matters were submitted to a vote of the shareholders through solicitation of proxies or otherwise:

                                                 For       Against     Abstain
                                             ----------- ----------- -----------

   Election of Board of Directors
            Nick Mehmeti                      5,247,372     6,000         301
            Duncan Burch                      5,247,372     6,000         101
            Dewanna Ross                      5,247,372     6,000         101

   Appointment of S.W. Hatfield, CPA as
   Auditors for 2000                          5,250,171     2,001       4,001

                                    PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of December 31, 2000, the Company had approximately 400 holders of record of its Common Stock. Outstanding shares of the Company's Common Stock totaled 5,731,778. The Company's transfer agent is Securities Transfer Corporation, Dallas, Texas.

         The Company's Common Stock began trading on The OTC Electronic Bulletin Board under symbol "MLDS" on January 29, 1996. The following table sets forth the quarterly average high and low closing bid prices per share for the Common Stock.

                                                 Common Stock
                    Fiscal Year Ended         ------------------
                    December 31, 1999           High      Low
                 -----------------------      --------  --------
                      First Quarter             $0.56     $0.38
                      Second Quarter            $1.13     $0.41
                      Third Quarter             $0.75     $0.53
                      Fourth Quarter            $0.53     $0.41

                    Fiscal Year Ended
                    December 31, 2000
                 -----------------------
                      First Quarter             $0.97     $0.44
                      Second Quarter            $0.47     $0.34
                      Third Quarter             $0.59     $0.34
                      Fourth Quarter            $0.50     $0.25

                   First Quarter-- 2001
                 (through March 1, 2001)        $0.34     $0.22

         The source for the high and low closing bids quotations is the National Quotation Bureau, Inc. and does not reflect inter-dealer prices, such quotations are without retail mark-ups, mark-downs or commissions, and may not represent actual transactions and have not been adjusted for stock dividends or splits. The closing bid and ask prices of the Company's common stock on March 5, 2001 were $0.21 and $0.34 per share, respectively.

         During each quarter of 2000 and 1999, the Company's Board of Directors declared a per share cash dividend as follows:

                         Period                1999      1998
                 -----------------------      --------  --------
                      First Quarter            $0.010    $0.010
                      Second Quarter            0.010     0.010
                      Third Quarter             0.010     0.010
                      Fourth Quarter            0.010     0.010
                                               ------    ------
                     Total per share           $0.040    $0.040
                                               ======    ======

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

Results of Operations

         Year ended December 31, 2000 as compared to year ended December 31, 1999. Bar and restaurant sales increased by approximately 17% in 2000. Bar and restaurant sales were $3,540,869 in 2000 compared to $2,947,585 in 1999. Rental Income increased from $697,986 in 1999 to $779,928 in 2000. The increase was due to a one-time cash receipt for the usage of a right-of-way easement on one parcel of rental property.

         Cost of sales increased by $392,799 from $1,786,646 in 1999 to $2,179,445 in 2000. The increase is related to an approximate $295,903 increase in direct labor and an approximate $97,000 increase in purchases of inventories, consumable supplies and related State excise taxes. These increases were directly related to the corresponding increase in bar and restaurant sales, including additional personnel to properly service the increase in patronage. The Company experienced gross profit percentages of approximately 51% in 1999 and 49% in 2000. Management attributes the decrease in gross profit percentage to the increased direct labor costs. The Company is exploring all possible opportunities to increase its gross profit percentages to a level of over 50%.

         General and administrative expenses increased from $1,607,175 in 1999 as compared to $1,996,842 in 2000. Of this change, the Company experienced an increase of approximately $363,089 in salaries, wages and related expenses. Management attributes this increase to an increase of management's salaries and bonuses and the employment of Laird Boles as General Management of the Company's Million Dollar Saloon. Further, the Company experienced an approximate $9,000 increase in general operating expenses which were a result of additional advertising and general inflationary increases in the cost of goods and services in the Dallas-Ft. Worth Metroplex. The Company monitors all expenses on a monthly basis to control costs and optimize its operations.

         For the reasons discussed above, income from operations in 2000 was approximately $144,500 as compared to approximately $252,000 in 1999. The Company realized income before income taxes of approximately $273,000 in 1999 and approximately $168,000 in 2000. Interest income remained approximately $21,000 for 1999 as compared to $24,252 in 2000. It is anticipated that interest income in future periods will fluctuate depending on the amount of surplus cash reserves that the Company may or may not have available for investment.

         The Company had net income of $140,627 in 2000 as compared to $183,590 in 1999. Management attributes the decrease in net income as a result of increased direct labor costs. The Company had earnings per share (both basic and fully diluted) of approximately $0.03 in 1999 as compared to $0.02 in 2000.

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

Liquidity and Capital Resources

         Year ended December 31, 2000 as compared to year ended December 31, 1999. As of December 31, 2000, the Company had working capital of approximately $611,001 as compared to approximately $420,600 as of December 31, 1999. The Company continues to experience positive cash flows from operations. Net cash flow from operating activities was approximately $334,903 in 2000 as compared to approximately $415,000 in 1999.

         During 2000, the Company retired all outstanding debt and has no ongoing debt service requirements on either a short-terms or long-term basis for future periods, as of December 31, 2000.

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

      Name       Age           Position with the Company          Director Since
---------------  ---  ------------------------------------------  --------------
Nick Mehmeti(1)  42   President,  Chief Executive Officer, Chief   January 2000
                      Financial Officer and Director
Duncan Burch(1)  42   Executive Vice President and Director        January 2000
Dewanna Ross(2)  44   Chief  Operating  Officer,  Vice President       1995
                      of  Operations,  Secretary,  Treasurer and
                      Director

--------------------
(1) On January 18, 2000, Messrs. Mehmeti and Burch were initially elected directors of the Company. On January 19, 2000, Mr. Mehmeti was elected as the President and Chief Executive Officer and Mr. Burch was elected as Executive Vice President of the Company. Messrs. Mehmeti and Burch were reelected as directors at the December 1, 2000 Annual Meeting of Shareholders. On March 2, 2001, the Board of Directors elected Mr. Mehmeti as Chief Financial Officer to replace Mr. Ronald W. Johnston who resigned for personal reasons as the Company's Chief Financial Officer. See "Security Ownership and Certain Beneficial Owners and Management - Changes of Control."
(2) On January 19, 2000, Ms. Ross resigned as President and Chief Executive Officer of the Company and was elected as Vice President of Operations and Chief Operating Officer. See "Security Ownership of Certain Beneficial Owners and Management - Change of Control."

         Nick Mehmeti has served as the  Company's  President,  Chief  Executive
Officer and a director since January 2000 and as the Company's Chief Financial Officer since March 2, 2001. For at least the last fifteen years Mr. Mehmeti and his affiliates have owned and operated restaurants and adult cabarets in the Dallas-Fort Worth Metroplex. Mr. Mehmeti will devote as much of his time as is necessary to perform his duties as President, Chief Executive Officer and a director of the Company.

         Duncan Burch has served as the Company's Executive Vice President and a director since January 2000. Mr. Burch and his affiliates have owned and operated restaurants and adult cabarets in the Dallas-Fort Worth Metroplex for at least the past ten years. Mr. Burch will devote as much of his time as is necessary to perform his duties as an officer and a director of the Company.

         Dewanna Ross has served in various positions with the Company since 1995. Ms. Ross has served as a director of the Company since 1995 and as President and Chief Executive Officer of the Company from July 1999 to January 2000. In January 2000, she was elected Vice President of Operations and Chief Operating Officer of the Company. Ms. Ross is responsible for the development of the corporate procedures, including the hiring and training of corporate staff and the day-to-day administration of the Company's operations. Ms. Ross has a Bachelor of Arts degree from the University of Texas as Dallas.

Board of Directors and Committee Meetings Attendance

         During the fiscal year ended December 31, 2000, the Board acted on two occasions by written unanimous consent of the Board of Directors in lieu of meeting and held an annual meeting of directors in person. The Company does not have any committees. The Company currently does not pay a director fee for attending scheduled and special meetings of the Board of Directors. The Company pays expenses of all of the its directors in attending meetings.


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

         Based solely on a review of reports furnished to the Company or written representatives from the Company's directors and executive officers during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year were complied with.

ITEM 10.   EXECUTIVE COMPENSATION

         Duncan Burch, Executive Vice President and director of the Company, received $191,162 as compensation from the Company during 2000, which included an $81,162 bonus paid to Mr. Burch in December 2000. Mr. Burch in January 2001, agreed to reduce his annual salary from $130,000 to $78,000. No other executive officer of the Company, except for Nick Mehmeti, received remuneration in excess of $100,000 during the referenced periods. The following Summary Compensation
Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities for the Company to its President and Chief Executive
Officer. All other compensation related tables required to be reported have been omitted as there has been no applicable compensation awarded to, earned by or paid to any of the Company's executive officers in any fiscal year to be covered by such tables.

                           Summary Compensation Table

                                              Annual Compensation    Long-Term Compensation
                                            ----------------------- ------------------------
                                                                              Awards          Payouts
                                                                    ------------------------ ---------
                                                          Other     Restricted  Securities                 All
                                             Salary/      Annual       Stock     Underlying    LTIP       Other
            Name/Title                Year    Bonus    Compensation    Awards   Options/SARS  Payouts  Compensation
------------------------------------ ------ ---------- ------------ ----------- ------------ --------- -------------
Nick  Mehmeti,   President,   Chief   2000   $191,162       NA           NA          NA          NA         $-0-
   Executive Officer(1)
Dewanna  Ross,  President and Chief   2000   $  4,200       NA           NA          NA          NA         $-0-
   Executive Officer(2)               1999   $ 36,400       NA           NA          NA          NA         $-0-
Nina  Furrh,  President  and  Chief   1999   $ 66,000       NA           NA          NA          NA         $-0-
   Executive Officer(3)               1998   $  9,000       NA           NA          NA          NA         $-0-


--------------------
(1) Mr. Mehmeti was employed by the Company during 2000 as President and Chief Executive Officer at an annual salary of $130,000. In December 2000, Mr. Mehmeti and Mr. Duncan Burch each received a bonus of $81,162. On January 30, 2001, Messrs. Mehmeti and Burch each agreed to reduce their annual salary to $78,000.
(2) Ms. Ross was elected President and Chief Executive Officer in July 1999 to replace Nina Furrh. Subsequently, in January 2000 she resigned as President and Chief Executive Officer and was elected as Vice President of Operations and Chief Operating Officer. The $36,400 paid during 1999 and $4,200 paid in 2000 represents Ms. Ross' salary while she served as President and Chief Executive Officer.
(3) Ms. Furrh was elected President and Chief Executive Officer in February 1998. In July 1999, Ms. Furrh resigned as President and Chief Executive Officer.

Director Compensation

         The Company does not currently pay a director fee for attending scheduled and special meetings of the Board of Directors. The Company pays the expenses of all of its directors in attending board meetings.

Indebtedness of Directors and Senior Officers

         None of the directors or officers of the Company or their respective associates or affiliates is indebted to the Company. However, the Company has two lease agreements with corporations affiliated with Duncan Burch, Executive Vice President and director of the Company. See "Certain Relationships and Related Transactions."

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 6, 2000 relating to the beneficial ownership of shares of Common Stock by (i) each person who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all executive officers and directors of the Company as a group.

                                                                Percentage of
   Name(1)                                  Number of Shares  Common Stock Owned
   ---------------------------------------  ----------------  ------------------
   Nick Mehmeti(2)........................     2,419,787(3)          39.5%
   Duncan Burch(2)........................     2,075,787(3)          33.9%
   Dewanna Ross(4)........................        34,350(5)            *
   J.M. Tibbals as Trustee for The
     Irrevocable Equity Trust No. 1(6)....       451,558              7.9%
   Officers and Directors as a group
     (3 persons)..........................     4,129,924(7)          67.4%

--------------------
*Less than 1%
(1) Unless otherwise indicated, the persons listed have sole voting and investment powers with respect to all such shares.
(2) Mr. Mehmeti is the President, Chief Executive Officer and a director of the Company and Mr. Burch is the Executive Vice President and a director of the Company. The mailing address for Messrs. Mehmeti and Burch is c/o the Company, 6848 Greenville Ave., Dallas, Texas 75231.
(3) Includes an option to purchase 400,000 shares of the Common Stock of the Company for $440,000 ($1.10 per share) which is jointly owned by Messrs. Mehmeti and Burch and may be exercised in whole or in part at any time until October 18, 2004 when the option expires. See "Change in Control" below.
(4) Dewanna Ross is the Chief Operating Officer, Vice President of Operations, Secretary, Treasurer and a director of the Company.
(5) Includes 4,000 shares owned by Ms. Ross and 30,350 shares held in a custodian account for the benefit of Solon Weaver. Ms. Ross disclaims any ownership interest in the 30,350 shares held in the custodian account, but she does have voting authority of such shares.
(6) The mailing address for The Irrevocable Equity Trust No. 1 is c/o J.M. Tibbals, Arter & Hadden, 1717 Main Street, Suite 4100, Dallas, Texas 75201.
(7) Includes 400,000 shares which are subject to an option jointly held by Messrs. Mehmeti and Burch which may be exercised at any time until October 18, 2004 and 30,350 shares held in a custodian account over which Dewanna Ross has voting power.

Change in Control

         On January 18, 2000, Nick Mehmeti ("Mehmeti") and Duncan Burch ("Burch") acquired in a private transaction 3,351,574 shares of the Common Stock of the Company from W-W Investments, Linda Weaver ("Weaver"), Steven Wheeler ("Wheeler"), Diamond Production, L.L.C., an Oklahoma registered limited liability company ("Diamond LLC"), and Diamond Production of Oklahoma, L.P., an Oklahoma limited partnership ("Diamond LP"), for $3,854,310.10 ($1.15 per share). The 3,351,574 shares of the Company's Common Stock acquired by Mehmeti and Burch represents approximately 58.5% of the outstanding 5,731,778 shares of the Company's Common Stock. Mehmeti and Burch will each hold 1,675,787 of these shares. In addition to the purchase of these shares, Weaver assigned to Mehmeti and Burch, jointly, an option to purchase an additional 400,000 shares of Common Stock of the Company for $440,000 or $1.10 per share, which expires October 18, 2004 (the "Option"). The Option may be exercise at any time until it expires in whole or in part.

         As part of the transaction, the number of members on the board of directors of the Company was increased to three. Michael R. Garrett resigned as a director and Mehmeti and Burch were elected as directors to fill the vacancy created by the resignation of Michael R. Garrett and the newly created third directorship. On January 19, 2000, Dewanna Ross resigned as President and Chief Executive officer and was replaced by Mehmeti who was elected to such positions. Ms. Ross was elected as Vice President of Operations and Chief Operating Officer. Mr. Burch was elected as Executive Vice President of the Company.

         As a result of the acquisition of the 3,351,574 shares of the Company's Common Stock, Mehmeti beneficially owns directly and indirectly 2,019,787 shares or approximately 35.2% of the Company's issued and outstanding shares of Common Stock. Additionally, Mehmeti jointly owns with Burch the Option. Mehmeti had previously acquired 344,000 shares of Company Common Stock in open market transactions. Burch beneficially owns directly and indirectly 1,675,787 shares or approximately 29.2% of the Company's issued and outstanding shares of Common Stock. Collectively, Mehmeti and Burch beneficially own directly and indirectly 3,695,574 shares or approximately 64.5% of the Company's issued and outstanding shares of Common Stock and jointly own the Option.

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

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 2000 there were no material transactions between the Company and its officer, directors or shareholders owning 10% or more of the Company's outstanding shares of Common Stock. Two of the Company's properties are currently leased to affiliates of Duncan Burch, who became an officer, director and major shareholder of the Company in January 2000. See "Item 2. Properties" and "Item 11. Security Ownership of Certain Beneficial Owners and Management -- Changes in Control."

         On January 30, 2001, the Board of Directors, with Duncan Burch absent and non-voting, approved an amendment to the lease agreement covering the Northwest Highway property. The amendment provides that effective January 1, 2001, the base rental will be reduced from $4,750 per week to an amount equal to 10% of the gross revenues generated from the business located at the property, payable quarterly, until termination of the lease in May 2002, with a minimum weekly payment of $1,000 which will be credited against the quarterly percentage rent. The minimum rent payment under the amended lease agreement shall not be less than $1,000 per week. The modification of the lease agreement was the result of negotiations between the Company and representatives of the tenant. Such modifications were requested by the tenant as a result of substantial decreasing revenues of the tenant's adult cabaret operation located on the property. The tenant had previously advised the Company that if the lease was not modified, it may be compelled to close its business operations and exercise the termination provision in the lease agreement. The business is owned by an affiliated corporation of Duncan Burch, an officer and director of the Company. See "Management."

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Financial Statements and Exhibits

1. Financial Statements. The following financial statements are submitted as part of this report:
                                                                            Page
                                                                            ----


           Report of Independent Certified Public Accountants               F-2
           Consolidated Balance Sheets - December 31, 2000 and 1999         F-3
           Consolidated Statements of Income and Comprehensive Income -
                    Years Ended December 31, 2000 and 1999                  F-5
           Consolidated Statements of Changes in Shareholders' Equity -
                    Years Ended December 31, 2000 and 1999                  F-6
           Consolidated Statement of Cash Flows -
                    Years Ended December 31, 2000 and 1999                  F-7
           Notes to Consolidated Financial Statements                       F-8

2.       Exhibits

    Exhibit
    Number                               Description
   ---------      --------------------------------------------------------------
    2.1*          Stock Purchase  Agreement dated August 23, 1995 by and between
                  Art Beroff and Bjorn Heyerdahl.
    2.2*          Stock Purchase  Agreement dated August 23, 1995 by and between
                  Joseph  MacDonald,   Goodheart   Ventures,   Inc.,  and  Bjorn
                  Heyerdahl.
    2.3*          Stock Purchase  Agreement dated September 7, 1995 by and among
                  Million Dollar Saloon,  Inc.,  Goodheart  Ventures,  Inc., and
                  certain individuals.
    2.4*          Addendum and  Modification  to Stock Purchase  Agreement dated
                  September 19, 1995, by and among Million Dollar Saloon,  Inc.,
                  Goodheart Ventures, Inc., and certain individuals.
    2.5*          Stock Exchange  Agreement dated September 7, 1995 by and among
                  Million Dollar Saloon,  Inc.,  Goodheart  Ventures,  Inc., and
                  J.M. Tibbals, Trustee for Irrevocable Equity Trust No. 1.
    2.6*          Addendum and  Modification  to Stock Exchange  Agreement dated
                  September 19, 1995, by and among Million Dollar Saloon,  Inc.,
                  Goodheart  Ventures,  Inc.,  and  J.M.  Tibbals,  Trustee  for
                  Irrevocable Equity Trust No. 1.
    2.7*          Agreement  and Plan of  Merger  dated  October  5, 1995 by and between Million Dollar Saloon, Inc., a Texas corporation,  and
                  Goodheart Ventures, Inc., a Nevada corporation.
    2.8**         Addendum and Modification to Stock Purchase Agreement made and entered  into  the 7th  day of  September  1995  by and  among
                  Million Dollar Saloon,  Inc.,  Goodheart  Ventures,  Inc., and
                  certain individuals dated October 31, 1995.
    3(i)*         Articles of Incorporation of The Company, as amended to date.
    3(ii)*        Bylaws of the Company.
    3(iii)**      Amended and Restated  Bylaws of the Company  effective July 9,
                  1999.
    4.1*          Specimen Common Stock Certificate.
   10.1*          Leases of Properties.
   10.2*          Promissory  Note for $750,000 with Abrams Centre National Bank dated September 22, 1995.
   21.1*          Subsidiaries of the Company.
   27.1           Financial Disclosure Schedule.

--------------------
* Incorporated by reference to the Company's Form 10-SB filed December 26, 1995.

** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

(b)      Reports on Form 8-K.

         On December 7, 2000, the Company filed a Current Report dated December 1, 2000 on Form 8-KSB with the Commission reporting the election of directors at the annual meeting of shareholders held on December 1, 2000.

                                   SIGNATURES

         In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March, 2001.

                            MILLION DOLLAR SALOON, INC.


                            By:  /s/ Nick Mehmeti
                               -------------------------------------------------
                               Nick Mehmeti, President, Chief Executive Officer, Chief Financial Officer and Director


         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

        Signature                      Title                           Date

   /s/ Nick Mehmeti     President, Chief Executive Officer,       March 19, 2001
---------------------   Chief Financial Officer and Director
Nick Mehmeti

   /s/ Duncan Burch     Executive Vice President and Director     March 19, 2001
---------------------
Duncan Burch

   /s/ Dewanna Ross     Chief Operating Officer, Vice President   March 19, 2001
---------------------   of Operations, Secretary, Treasurer and
Dewanna Ross            Director

                           MILLION DOLLAR SALOON, INC.
                                AND SUBSIDIARIES

                              Financial Statements
                                       and
                                Auditor's Report

                           December 31, 2000 and 1999







                              S. W. HATFIELD , CPA
                          certified public accountants

                      Use our past to assist your futuresm

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----

Report of Independent Certified Public Accountants                         F-2

Consolidated Financial Statements

     Consolidated Balance Sheets
         as of December 31, 2000 and 1999                                  F-3

     Consolidated Statements of Income and Comprehensive Income
         for the years ended December 31, 2000 and 1999                    F-5

     Consolidated Statements of Changes in Shareholders' Equity
         for the years ended December 31, 2000 and 1999                    F-6

     Consolidated Statements of Cash Flows
         for the years ended December 31, 2000 and 1999                    F-7

     Notes to Consolidated Financial Statements                            F-8

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


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Shareholders
Million Dollar Saloon, Inc.

We have audited the consolidated balance sheets of Million Dollar Saloon, Inc. and Subsidiaries (a Nevada corporation and Texas corporations, respectively) as of December 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the years then ended, respectively. These consolidated financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Million Dollar Saloon, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended, respectively, in conformity with generally accepted accounting principles.

                                                     S. W. HATFIELD, CPA
Dallas, Texas
January 19, 2000



                      Use our past to assist your futuresm

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                      F-2

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999

                                     ASSETS
                                     ------

                                                      2000           1999
                                                  -----------    -----------
Current Assets
    Cash on hand and in bank                      $   727,043    $   610,233
    Note receivable - current portion                    --           29,912
    Accounts receivable - trade and other                --            9,748
    Prepaid Federal income taxes receivable            33,141         20,339
    Inventory                                          22,844         31,662
    Prepaid expenses                                    8,737           --
                                                  -----------    -----------

       Total current assets                           791,765        701,894
                                                  -----------    -----------

Property and Equipment - At Cost
    Buildings and related improvements              2,017,514      1,987,515
    Furniture and equipment                           864,459        838,160
                                                  -----------    -----------
                                                    2,881,973      2,825,675
    Less accumulated depreciation                  (1,718,248)    (1,627,129)
                                                  -----------    -----------
                                                    1,163,725      1,198,546
    Land                                              741,488        741,488
                                                  -----------    -----------

       Net property and equipment                   1,905,213      1,940,034
                                                  -----------    -----------
Other Assets

    Note receivable - noncurrent portion                 --            5,267
    Organization costs, net of accumulated
       amortization of $74,928 and $64,630,
       respectively                                      --           10,299
    Loan costs, net of accumulated amortization
       of $31,607 and $26,866, respectively              --            4,741
    Other                                               5,475          6,225
                                                  -----------    -----------

       Total other assets                               5,475         26,532
                                                  -----------    -----------

Total Assets                                      $ 2,702,453    $ 2,668,460
                                                  ===========    ===========


                                  - Continued -





The  accompanying  notes are an integral  part of these  consolidated  financial
statements.                                                                  F-3


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                           December 31, 2000 and 1999

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
                                                               2000         1999
                                                            ----------   ----------
Current Liabilities
    Current portion of long-term debt                       $     --     $  139,657
    Accounts payable - trade                                     7,464       10,351
    Accrued liabilities                                        166,800       67,425
    Dividends payable                                             --         57,318
    Tenant deposits                                              6,500        6,500
                                                            ----------   ----------

       Total current liabilities                               180,764      281,251
                                                            ----------   ----------

Long-Term Liabilities
    Long-term debt, net of current maturities                     --           --
    Deferred tax liability                                     133,101      139,248
                                                            ----------   ----------

       Total liabilities                                       313,865      420,499
                                                            ----------   ----------


Commitments and Contingencies

Shareholders' Equity
    Preferred stock - $0.001 par value.  5,000,000 shares
       authorized.  None issued and outstanding                   --           --
    Common stock - $0.001 par value.  50,000,000 shares
       authorized.  5,731,778 and 5,731,778 issued and
       outstanding, respectively                                 5,732        5,732
    Additional paid-in capital                                    --           --
    Retained earnings                                        2,382,856    2,242,229
                                                            ----------   ----------

       Total shareholders' equity                            2,588,588    2,447,961
                                                            ----------   ----------

Total Liabilities and Shareholders' Equity                  $2,702,453   $2,668,460
                                                            ==========   ==========






The  accompanying  notes are an integral  part of these  consolidated  financial
statements.                                                                  F-4


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     Years ended December 31, 2000 and 1999

                                                             2000           1999
                                                         -----------    -----------
Revenues
    Bar and restaurant sales                             $ 3,540,869    $ 2,947,585
    Rental income                                            779,928        697,986
                                                         -----------    -----------
       Total revenues                                      4,320,797      3,645,571
                                                         -----------    -----------

Cost of Sales - Bar and Restaurant Operations
    Direct labor                                           1,540,080      1,244,177
    Purchases                                                639,365        542,469
                                                         -----------    -----------
       Total cost of sales                                 2,179,445      1,786,646
                                                         -----------    -----------

Gross Profit                                               2,141,352      1,858,925
                                                         -----------    -----------

Operating Expenses
    Salaries, wages and related expenses                     862,842        499,753
    Consulting, management and other professional fees       199,599        218,652
    Rental expenses, principally taxes                        65,420         65,325
    Interest expense                                           2,129         23,993
    Other operating expenses                                 759,944        685,650
    Depreciation and amortization                            106,908        113,802
                                                         -----------    -----------
       Total operating expenses                            1,996,842      1,607,175
                                                         -----------    -----------

Income from Operations                                       144,510        251,750

Other Income (Expenses)
    Gain on sale of property and equipment                      --             (654)
    Interest income and other items                           24,252         21,525
                                                         -----------    -----------

Income before Income Taxes                                   168,762        272,621

Provision for Income Taxes
    Currently payable                                        (34,282)       (74,840)
    Deferred                                                   6,147        (14,191)
                                                         -----------    -----------

Net Income                                                   140,627        183,590

Other Comprehensive Income                                      --             --
                                                         -----------    -----------

Comprehensive Income                                     $   140,627    $   183,590
                                                         ===========    ===========

Earnings per share of common stock
    outstanding, computed on net income -
    basic and fully diluted                              $      0.02    $      0.03
                                                         ===========    ===========

Weighted-average number of shares outstanding              5,731,778      5,731,778
                                                         ===========    ===========




The  accompanying  notes are an integral  part of these  consolidated  financial
statements.                                                                  F-5


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 2000 and 1999



                                     Common Stock           Additional                        Total
                             ---------------------------      paid-in       Retained      shareholders'
                               # shares        Amount         capital       earnings         equity
                             ------------   ------------   ------------   ------------    ------------
Balances at
    January 1, 1999             5,731,778   $      5,732   $       --     $  2,288,652    $  2,294,384

Dividends declared                   --             --             --         (230,013)       (230,013)

Net income for the year              --             --             --          183,590         183,590
                             ------------   ------------   ------------   ------------    ------------

Balances at
    December 31, 1999           5,731,778          5,732           --        2,242,229       2,247,961

Net income for the year              --             --             --          140,627         140,627
                             ------------   ------------   ------------   ------------    ------------

Balances at
         December 31, 2000      5,731,778   $      5,732   $       --     $  2,382,856    $  2,388,588
                             ============   ============   ============   ============    ============





The  accompanying  notes are an integral  part of these  consolidated  financial
statements.                                                                  F-6


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2000 and 1999

                                                                 2000         1999
                                                               ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                 $ 140,627    $ 183,590
    Adjustments to reconcile net income to net cash
       provided by operating activities
          Depreciation and amortization                          106,908      113,802
          Gain on sale of property and equipment                    --            654
          Deferred income taxes                                   (6,147)      14,192
          (Increase) decrease in
              Accounts receivable - trade                          1,011       (3,077)
              Prepaid income taxes                               (12,802)      71,314
              Inventory                                            8,818      (13,258)
              Prepaid expenses                                      --         56,450
          Increase (decrease) in
              Accounts payable and other accrued liabilities      96,488       (8,416)
                                                               ---------    ---------

Net cash provided by operating activities                        334,903      415,261
                                                               ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Principal collections on note receivable                      35,179       69,068
    Proceeds from sale of property and equipment                    --         19,558
    Purchases of property and equipment                          (56,297)     (39,789)
                                                               ---------    ---------

Net cash used in investing activities                            (21,118)      48,837
                                                               ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on long-term debt                                  (139,657)    (198,667)
    Dividends paid                                               (57,318)    (230,015)
                                                               ---------    ---------

Net cash provided by (used in) financing activities             (196,975)    (428,682)
                                                               ---------    ---------

INCREASE IN CASH AND CASH EQUIVALENTS                            116,810       35,416

Cash and cash equivalents at beginning of year                   610,233      574,817
                                                               ---------    ---------

Cash and cash equivalents at end of year                       $ 727,043    $ 610,233
                                                               =========    =========

SUPPLEMENTAL DISCLOSURES OF
    INTEREST AND INCOME TAXES PAID
       Interest paid on borrowings                             $   2,129    $  23,993
                                                               =========    =========
       Income taxes paid                                       $  47,084    $   3,526
                                                               =========    =========

SUPPLEMENTAL SCHEDULE OF NON-CASH
    INVESTING AND FINANCING ACTIVITIES
       Declaration of fourth quarter dividend of
          $0.01 per share                                      $    --      $  57,318
                                                               =========    =========



The  accompanying  notes are an integral  part of these  consolidated  financial
statements.                                                                  F-7

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


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

These financial statements reflect the books and records of Million Dollar Saloon, Inc., Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for the years ended December 31, 2000 and 1999, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.

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

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2000 and 1999


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

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2000 and 1999


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

7.       Earnings per share
         ------------------

         Earnings per share is computed by dividing consolidated net income by the composite weighted-average number of shares of common stock outstanding during the year. As of December 31, 2000 and 1999, the Company has no issued and outstanding securities, options or warrants that would be deemed potentially dilutive in the current and future periods.

NOTE C - CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended December 31, 2000 and 1999, respectively, the entity listed below had credit risk exposures in excess of statutory FDIC coverage as described below.

                                     Highest        Low           Number of
                                    exposure      exposure   days with exposure
                                    ---------    ---------   ------------------
   Year ended December 31, 2000
   ----------------------------
    Million Dollar Saloon, Inc.
       Bank A                       $ 348,804    $  13,804             75
    Tempo Tamers, Inc.
       Bank A                       $  75,886    $      22            171
    Corporation Lex
       Bank A                       $  14,872    $   3,935             27
       Bank B                       $  29,795    $ 100,086            101
    Don, Inc.
       Bank A                       $ 195,323    $   1,020            186

   Year ended December 31, 1999
   ----------------------------
    Million Dollar Saloon, Inc.
          Bank A                    $ 364,077    $  18,760            365

The Company has incurred no losses during 2000 and 1999 as a result of any of these unsecured situations.

NOTE D - NOTE RECEIVABLE

                                                               2000      1999
                                                              -------   -------
 35,179 note receivable from an unrelated individual
    for the sale of real estate. Interest at 9.50%. Payable
    in monthly installments of approximately $2,665,
    including interest.  Final payment due in February 2001.
    Collateralized by real estate and improvements located
    in Dallas County, Texas.  Paid in full in April 2000.     $     -   $35,179
                                                              -------   -------
                                                                    -    35,179
    Less current portion                                            -   (29,912)
                                                              -------   -------

    Noncurrent portion                                        $     -   $ 5,267
                                                              =======   =======

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2000 and 1999


NOTE E - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2000 and 1999:

                                           2000         1999      Estimated life
                                        ----------   ----------   --------------
   Buildings and related improvements   $2,017,514   $1,987,515     15-40 years
   Furniture and equipment                 864,459      838,160      5-10 years
                                        ----------   ----------
                                         2,881,973    2,825,675
   Less accumulated depreciation        (1,718,248)  (1,627,129)
                                        ----------   ----------
                                         1,163,725    1,198,546
   Land                                    741,488      741,488
                                        ----------   ----------

   Net property and equipment           $1,905,213   $1,940,034
                                        ==========   ==========

Depreciation expense for the years ended December 31, 2000 and 1999 was $91,119 and $91,746, respectively.

NOTE F - LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2000 and 1999, respectively:

                                                              2000      1999
                                                             --------  --------
   $750,000 note payable to a bank.  Interest at 11.0%.      $      -  $139,657
       Payable in monthly installments of approximately
       $16,369, including interest.  Final payment due in
       September 2000.  Collateralized by real estate and
       improvements located in Dallas and Tarrant Counties,
       Texas.  Paid in full in March 2000.
          Less current portion                                      -  (139,657)
                                                             --------  --------

          Long-term portion                                  $      -  $      -
                                                             ========  ========

NOTE G - INCOME TAXES

The deferred current tax asset and non-current deferred tax liability on the December 31, 2000 and 1999, respectively, balance sheet consists of the following:

                                                  December 31,   December 31,
                                                       2000           1999
                                                  ------------   ------------
   Non-current deferred tax liability             $   (133,101)  $   (139,248)
                                                  ============   ============

The non-current deferred tax liability results from the usage of statutory accelerated tax depreciation and amortization methods.


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2000 and 1999


NOTE G - INCOME TAXES - continued

The components of income tax expense (benefit) for the years ended December 31, 2000 and 1999, respectively, are as follows:

                                                                        2000        1999
                                                                       --------    --------
          Federal:
              Current                                                  $ 34,282    $ 74,840
              Deferred                                                   (6,147)     14,191
                                                                       --------    --------
                                                                         28,135      89,031
                                                                       --------    --------

          State:
              Current                                                      --          --
              Deferred                                                     --          --
                                                                       --------    --------
                                                                           --          --
                                                                       --------    --------
          Total                                                        $ 28,135    $ 89,031

The Company's income tax expense (benefit) for the years ended December 31, 2000 and 1999, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                        1999        1998
                                                                       --------    --------
          Statutory rate applied to earnings before income taxes       $ 57,379    $ 92,691
          Increase (decrease) in income taxes resulting from:
              State income taxes                                           --          --
              Deferred income taxes                                      (6,147)     14,191
              Effect of incremental tax brackets and the
                 application of business tax credits                    (23,097)    (17,851)
                                                                       --------    --------

                   Income tax expense                                  $ 28,135    $ 89,031
                                                                       ========    ========

Deferred income tax expense as of December 31, 2000 and 1999, respectively, consists of the following components:

                                                                        2000        1999
                                                                       --------    --------
          Changes in deferred tax assets
              Effect of utilization of net operating loss
                 and business tax credit carryforwards                 $   --      $   --
          Changes in deferred tax liabilities
              Effect of differences in book and
                 statutory tax depreciation methods                      (6,147)     14,191
                                                                       --------    --------

                   Changes in deferred income tax accounts             $ (6,147)   $ 14,191
                                                                       ========    ========


NOTE H - CAPITAL STOCK TRANSACTIONS

On March 19, 1998, the Company entered into a Stock Purchase Agreement (Agreement) with an unrelated individual. The Agreement contained a "second closing" clause, as amended, whereby the individual may acquire an additional 400,000 shares of restricted, unregistered common stock at a price of $1.10 per share on or before the close of business on October 18, 2004. As of December 31, 2000, no shares of common stock have been issued in accordance with the "second closing" portion of the Agreement.


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2000 and 1999


NOTE I - COMMITMENTS

The Company leases commercial real estate on long-term operating leases. The leases require minimum weekly lease payments, plus reimbursement for annual property taxes. The respective tenants are responsible for normal maintenance and repairs, insurance and other direct operating expenses related to the property. As of December 31, 2000, future minimum non-cancellable lease revenues are as follows:

                           Year ending
                          December 31,      Amount
                          ------------    ----------
                              2001        $  689,000
                              2002           546,500
                              2003           280,500

                             Total        $1,516,000
                                          ==========

NOTE J - SEGMENT INFORMATION

The Company operates with a centralized management structure and has two identifiable operating segments: an adult entertainment lounge and restaurant located in Dallas, Texas and commercial rental real estate located in Dallas and Tarrant Counties, Texas. All revenues are generated operations in these geographic areas. The Company has a relationship whereby rental revenues from various entities under common control comprise approximately 18.1% and 19.1% of total revenues for 2000 and 1999, respectively.

                                       Restaurant       Rental       General and
                                        Facility     real estate   administrative     Total
                                      -----------    -----------   --------------  -----------
Year ended December 31, 2000
    Revenue from external customers   $ 3,540,869    $   779,928    $      --      $ 4,320,797
    Revenue (expenses) from/to
       intercompany sources              (240,000)       305,000        (65,000)          --
    Interest income                          --           12,063         17,448         29,511
    Interest expense                         --             --            2,129          2,129
    Depreciation and amortization          32,860         66,517          7,531        106,908
    Income tax expense (benefit)         (114,021)        93,283         48,873         28,135
    Segment assets                        270,727      2,076,369        355,357      2,702,453
    Fixed asset expenditures               56,297           --             --           56,297

Year ended December 31, 1999
    Revenue from external customers   $ 2,947,585    $   697,986    $      --      $ 3,645,571
    Revenue (expenses) from/to
       intercompany sources              (240,000)       350,000       (110,000)          --
    Interest income                          --            8,036         13,489         21,525
    Interest expense                       (1,593)          --           25,586         23,993
    Depreciation and amortization          33,390         22,000         58,412        113,802
    Income tax expense (benefit)          (47,413)        43,703         99,473         95,768
    Segment assets                        286,847      2,152,465         22,416      2,661,728
    Fixed asset expenditures               39,789           --             --           39,789



                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2000 and 1999


NOTE K - SELECTED FINANCIAL DATA (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999, respectively.



                               Quarter ended  Quarter ended  Quarter ended   Quarter ended    Year ended
                                 March 31,       June 30,    September 30,    December 31,   December 31,
                               -------------  -------------  -------------   -------------   ------------
Year ended December 31, 2000
    Restaurant sales            $ 1,000,831    $   975,582    $ 1,015,371     $   549,085    $  3,540,869
    Rental income                   166,025        174,525        174,525         264,853         779,928
    Gross profit                    549,430        575,092        570,396         446,434       2,141,352
    Net earnings                    112,731        110,793        122,491        (205,388)        140,627
    Basic and fully diluted
       earnings per share              0.02           0.02           0.02           (0.04)           0.02
    Weighted-average
       number of shares
       issued and outstanding     5,731,788      5,731,778      5,731,778       5,731,778       5,731,778

Year ended December 31, 1999
    Restaurant sales            $   855,208    $   789,174    $   804,456     $   498,744    $  2,947,582
    Rental income                   169,911        170,525        174,525         183,025         697,986
    Gross profit                    539,021        429,160        515,729         375,015       1,858,925
    Net earnings                    115,391         37,438         89,926         (59,165)        183,590
    Basic and fully diluted
       earnings per share              0.02           0.01           0.02           (0.01)           0.03
    Weighted-average
       number of shares
       issued and outstanding     5,731,788      5,731,788      5,731,788       5,731,788       5,731,788


                                  EXHIBIT INDEX

         Exhibit Number               Description
         --------------         ------------------------------------------------

              27.1              Financial Disclosure Schedule