Form 10QSB
period 2001-03-31
MILLION DOLLAR SALOON INC
filed 2001-05-11
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)
   XX      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------  ACT OF 1934

                  For the quarterly period ended March 31, 2001

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
State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 8, 2001: 5,731,778

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                           Million Dollar Saloon, Inc.

                Form 10-QSB for the Quarter ended March 31, 2001

                                Table of Contents


                                                                            Page
Part I - Financial Information

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis or Plan of Operation        14


Part II - Other Information

  Item 1   Legal Proceedings                                                15

  Item 2   Changes in Securities                                            15

  Item 3   Defaults Upon Senior Securities                                  15

  Item 4   Submission of Matters to a Vote of Security Holders              15

  Item 5   Other Information                                                16

  Item 6   Exhibits and Reports on Form 8-K                                 16


Signatures                                                                  16

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

Item 1 - Part 1 - Financial Statements


                           Accountant's Review Report
                           --------------------------


Board of Directors and Shareholder
Million Dollar Saloon, Inc.

We have reviewed the accompanying consolidated balance sheets of Million Dollar Saloon, Inc. (a Nevada corporation) and Subsidiaries as of March 31, 2001 and 2000 and the accompanying consolidated statements of operations and comprehensive income and consolidated statements of cash flows for the three months ended March 31, 2001 and 2000. These consolidated financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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




                                                            S. W. HATFIELD, CPA
Dallas, Texas
May 8, 2001




                      Use our past to assist your future sm

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com




                  Million Dollar Saloon, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             March 31, 2001 and 2000

                                   (Unaudited)

                                                           March 31,      March 31,
                                                             2001           2000
                                                           ---------      ---------

                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                              $   739,663    $   579,735
   Note receivable - current portion                            --           28,354
   Accounts receivable - other                                  --              900
   Prepaid Federal income taxes                               12,603           --
   Inventory                                                  22,566         22,436
   Prepaid expenses                                            3,675         53,988
                                                           ---------      ---------
     Total current assets                                    778,507        685,412
                                                           ---------      ---------

Property and Equipment - At Cost
   Buildings and related improvements                      2,017,514      1,987,514
   Furniture and equipment                                   865,596        856,566
                                                           ---------      ---------
                                                           2,883,110      2,844,080
   Less accumulated depreciation                          (1,741,098)    (1,648,981)
                                                           ---------      ---------
                                                           1,142,012      1,195,099
   Land                                                      741,488        741,488
                                                           ---------      ---------
     Net property and equipment                            1,883,500      1,936,587
                                                           ---------      ---------

Other Assets
   Organization costs, net of accumulated amortization
     of $74,928 and $68,377, respectively                       --            6,551
   Loan costs, net of accumulated amortization of
      $31,607 and $28,446 respectively                          --            3,161
   Other                                                       5,475          6,225

     Total other assets                                        5,475         15,937

Total Assets                                             $ 2,667,482    $ 2,637,936
                                                         ===========    ===========


                                  - Continued -

The consolidated financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these consolidated financial statements.




                  Million Dollar Saloon, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                             March 31, 2001 and 2000

                                   (Unaudited)

                                                            March 31,    March 31,
                                                              2001         2000
                                                            ---------    ---------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Accounts payable - trade                                $   29,190       25,871
   Accrued liabilities                                         67,242       75,389
   Federal income taxes payable                                  --         30,236
   Tenant deposits                                              6,500        6,500
                                                            ---------    ---------
     Total current liabilities                                102,932      137,996
                                                            ---------    ---------

Long-Term Liabilities
   Deferred tax liability                                     133,101      139,248
                                                            ---------    ---------
     Total liabilities                                        236,033      277,244
                                                            ---------    ---------

Commitments and Contingencies


Shareholders' Equity
   Preferred stock - $0.001 par value
     5,000,000 shares authorized
     None issued and outstanding                                 --           --
   Common stock - $0.001 par value
     50,000,000 shares authorized
     5,731,778 shares issued and outstanding                    5,732        5,732
   Retained earnings                                        2,425,717    2,354,960
                                                            ---------    ---------
     Total shareholders' equity                             2,431,449    2,360,692
                                                            ---------    ---------
Total Liabilities and Shareholders' Equity                 $2,667,482   $2,637,936
                                                            =========    =========



The consolidated financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these consolidated financial statements.




                  Million Dollar Saloon, Inc. and Subsidiaries
                        Consolidated Statements of Income
                   Three months ended March 31, 2001 and 2000

                                   (Unaudited)

                                                       Three months  Three months
                                                          ended         ended
                                                         March 31,     March 31,
                                                          2001           2000
                                                        ---------      ---------

Revenues
   Bar and restaurant sales                           $   874,569    $ 1,000,831
   Rental income                                          135,896        166,025
                                                        ---------      ---------
     Total revenues                                     1,010,465      1,166,856
                                                        ---------      ---------
Cost of Sales - Bar and Restaurant Operations             604,698        617,426
                                                        ---------      ---------
Gross Profit                                              405,767        549,430
                                                        ---------      ---------
Operating Expenses
   General and administrative expenses                    328,006        368,066
   Interest expense                                          --            2,129
   Depreciation and amortization                           22,848         27,177
                                                        ---------      ---------
     Total operating expenses                             350,854        297,372
                                                        ---------      ---------
Income from Operations                                     54,913        152,058

Other Income (Expenses)
   Interest and other miscellaneous                         8,486         11,248
                                                        ---------      ---------
Income before Income Taxes                                 63,399        163,306

Income Tax (Expense) Benefit
   Currently payable                                      (20,538)       (50,575)
   Deferred                                                  --             --
                                                        ---------      ---------
Net Income                                                 42,861        112,731

Other Comprehensive Income                                   --             --
                                                        ---------      ---------
Comprehensive Income                                  $    42,861    $   112,731
                                                        =========      =========
Earnings per share of common stock outstanding,
   computed on net income - basic and fully diluted   $      0.01    $      0.02
                                                        =========      =========
Weighted-average number of shares outstanding           5,731,778      5,731,778
                                                        =========      =========


The consolidated financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these consolidated financial statements.




                  Million Dollar Saloon, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2001 and 2000

                                   (Unaudited)

                                                            Three months  Three months
                                                               ended        ended
                                                              March 31,    March 31,
                                                               2001         2000
                                                             ---------    ---------

Cash Flows from Operating Activities
   Net income                                                $  42,861    $ 112,731
   Adjustments to reconcile net income to
     net cash provided  by operating activities
       Depreciation and amortization                            22,848       27,177
       (Increase) decrease in
         Accounts receivable - trade and other                   8,737        8,848
         Federal income taxes receivable                        20,538       50,575
         Inventory                                                 278        9,226
         Prepaid expenses                                       (3,675)     (53,998)
       Increase (decrease) in
         Accounts payable and other accrued liabilities        (77,832)      23,484
                                                             ---------    ---------
     Net cash provided by operating activities                  13,755      178,053
                                                             ---------    ---------
Cash Flows from Investing Activities
   Principal collections on note receivable                       --          6,825
   Purchases of property and equipment                          (1,135)     (18,402)
                                                             ---------    ---------
     Net cash used in investing activities                      (1,135)     (11,577)
                                                             ---------    ---------
Cash Flows from Financing Activities
   Principal payments on long-term notes payable                  --       (139,657)
   Dividends paid                                                 --        (57,318)
                                                             ---------    ---------
     Net cash used in financing activities                        --       (196,975)
                                                             ---------    ---------
Increase in Cash and Cash Equivalents                           12,620      (30,499)

Cash at beginning of period                                    727,043      610,233
                                                             ---------    ---------
Cash at end of period                                        $ 739,663    $ 579,734
                                                             =========    =========
Supplemental Disclosures of Interest and Income Taxes Paid
     Interest paid during the period                         $    --      $   2,129
                                                             =========    =========
     Income taxes paid (refunded)                            $    --      $    --
                                                             =========    =========


The consolidated financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these consolidated financial statements.

                  Million Dollar Saloon, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             March 31, 2001 and 2000


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

These financial statements reflect the books and records of Million Dollar Saloon, Inc., Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for the three months ended March 31, 2001 and 2000, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.

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

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2001.

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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2001 and 2000


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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2001 and 2000


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

7.   Earnings per share
     ------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2001 and 2000, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


Note C - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the three months ended March 31, 2001 and 2000, respectively, respectively, the various operating companies had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses during 2001 or 2000 as a result of any of these unsecured situations.


Note D - Note Receivable

Note receivable as of March 31, 2001 and 2000, respectively, is as follows:
                                                              2001      2000
                                                            --------  --------
$35,179 note receivable from an unrelated
   individual for the sale of real estate.  Interest
   at 9.50%.  Payable in monthly installments
   of approximately $2,665, including interest
   Final payment due in February 2001.  Collateral-
   ized by real estate and improvements located in
   Dallas County, Texas.  Paid in full in May 2000         $   --     $ 28,354
                                                            --------  --------
   Total notes receivable                                      --       28,354
     Less current portion                                      --      (28,354)
                                                            --------  --------
     Noncurrent portion                                    $   --     $   --
                                                            ========  ========

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2001 and 2000


Note E - Property and Equipment

Property and equipment consists of the following at March 31, 2001 and 2000:

                                         2001           2000      Estimated life
                                     -----------    -----------   --------------

Buildings and related improvements   $ 2,017,514    $ 1,987,514    15-40 years
Furniture and equipment                  865,596        856,566     5-10 years
                                     -----------    -----------
                                       2,883,110      2,844,080
Less accumulated depreciation         (1,741,098)    (1,648,981)
                                     -----------    -----------
                                       1,142,012      1,195,099
Land                                     741,488        741,488
                                     -----------    -----------
Net property and equipment           $ 1,883,500    $ 1,936,587
                                     ===========    ===========

Depreciation expense for the three months ended March 31, 2001 and 2000 was $22,848 and $21,851, respectively.


Note F - Income Taxes

The deferred current tax asset and non-current deferred tax liability on March 31, 2001 and 2000, respectively, balance sheet consists of the following:

                                                          March 31,    March 31,
                                                           2001         2000
                                                         ----------   ----------

                  Non-current deferred tax liability     $(133,101)   $(139,248)
                                                           =======      =======

The non-current deferred tax liability results from the usage of statutory accelerated tax depreciation and amortization methods.

The components of income tax expense (benefit) for the three months ended March 31, 2001 and 2000, respectively, are as follows:

                                                     2001                2000
                                                     -------             -------
                  Federal:
                    Current                          $20,538             $50,575
                    Deferred                            --                  --
                                                      20,538              50,575
                  State:
                    Current                             --                  --
                    Deferred                            --                  --
                                                     -------             -------
                  Total                              $20,538             $50,575
                                                     =======             =======

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2001 and 2000


Note F - Income Taxes - Continued

The Company's income tax expense (benefit) for the years ended March 31, 2001 and 2000, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                            2001        2000
                                                           --------    --------
Statutory rate applied to earnings before income taxes     $ 21,556    $ 55,524
Increase (decrease) in income taxes resulting from:
     State income taxes                                        --          --
     Deferred income taxes                                     --          --
     Effect of incremental tax brackets and the
         application of business tax credits                 (1,018)     (4,949)
                                                           --------    --------

Income tax expense                                         $ 20,538    $ 50,575
                                                           ========    ========

Note G - Capital Stock Transactions

On March 19, 1998, the Company entered into a Stock Purchase Agreement (Agreement) with an unrelated individual. The Agreement contained a "second closing" clause, as amended, whereby the individual may acquire an additional 400,000 shares of restricted, unregistered common stock at a price of $1.10 per share on or before the close of business on October 18, 2004. As of March 31, 2001, no shares of common stock have been issued in accordance with the "second closing" portion of the Agreement.


Note H - Commitments

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

                                               Year ending
                                               December 31,           Amount
                                               ------------         ---------

                                                   2001            $  689,000
                                                   2002               546,500
                                                   2003               280,500

                                                   Total           $1,516,000
                                                                   ==========




                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2001 and 2000


Note I - Segment Information

The Company operates with a centralized management structure and has two identifiable operating segments: an adult entertainment lounge and restaurant located in Dallas, Texas and commercial rental real estate located in Dallas and Tarrant Counties, Texas. All revenues are generated operations in these geographic areas. The Company has a relationship whereby rental revenues from various entities under the common control of a controlling shareholder comprise approximately % and % of total revenues for the three months ended March 31, 2001 and 2000, respectively.

                                         Restaurant          Rental         General and
                                          facility         real estate     administrative        Total
                                        ------------      -------------    --------------     -----------

Three months ended March 31, 2001
   Revenue from external customers      $   874,569       $      --         $      --         $   874,569
   Revenue from related parties                --             135,896              --             135,896
   Revenue (expenses) from/to
     intercompany sources                   (60,000)          (70,000)          130,000              --
   Interest income                             --               4,227             4,259             8,486
   Interest expense                            --                --                --                --
   Depreciation and amortization              8,096            14,752              --              22,848
   Income tax expense (benefit)             (18,963)           38,121             1,380            20,538
   Segment assets                           207,417         2,087,845           359,617         2,654,879
   Fixed asset expenditures                   1,135              --                --               1,135



Three months ended March 31, 2000
   Revenue from external customers      $ 1,000,831       $      --         $      --         $ 1,000,831
   Revenue from related parties                --             166,025              --             166,025
   Revenue (expenses) from/to
     intercompany sources                   (60,000)          220,000          (160,000)             --
   Interest income                             --              10,110             1,139            11,248
   Interest expense                            --                --               2,129             2,129
   Depreciation and amortization              7,098             5,476            14,543            27,117
   Income tax expense (benefit)               9,156            46,945            (5,526)           50,575
   Segment assets                           331,334         1,961,834           344,768         2,637,936
   Fixed asset expenditures                  18,402              --                --              18,402


Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)  Results of Operations

Bar and restaurant operations decreased by approximately $126,000 between the first quarter of 2001 as compared to the first quarter of 2000. Total bar and restaurant sales for the three months ended March 31, 2001 were approximately
$875,000 as compared to approximately $1,001,000 for the three months ended March 31, 2000.

As discussed in Part II - Legal Proceedings, the Company is a participant in litigation against the City of Dallas, Texas where the Company and other operators of adult cabarets within the City of Dallas are contesting the constitutionality of certain provisions of the Dallas Sexually Oriented Business Ordinance (the "Ordinance") which impacts the Company's and other operators' license to do business as an adult cabaret in Dallas. The Company remains of the opinion that it will prevail on its constitutional claims.

However, as an interim measure, the City of Dallas initiated various enforcement actions and on-premises monitoring of conduct within the Company's and other facilities which has negatively impacted both patronage and revenues in all adult entertainment facilities within the City of Dallas during the first quarter of 2001 and periods subsequent thereto. As of the date of this filing and pending the ultimate outcome of the pending litigation, management is unable to assess the long-term impact of these regulatory actions.

Management's continues to direct it's efforts towards customer service and increasing sales through effective marketing and advertising methods to maintain and increase its bar and restaurant patronage and comply with current regulatory conditions and environment.

The Company's rental income declined due to a renegotiated lease with entities controlled by the Company's controlling shareholder during the first quarter. On January 30, 2001, the Company's Board of Directors approved an amendment to the lease agreement covering the property owned by Corporation Lex. The amendment provides that effective January 1, 2001, the base rental will be reduced from $4,750 per week to $1,000 per week. Additionally, the amended lease will provide that the Company, as Landlord, shall receive 10% of the gross revenues generated from the business located at the property, payable quarterly, until termination of the lease in May 2002. The modification of the lease agreement was the result of negotiations between the Company and representatives of the tenant, who is affiliated with the Company's controlling shareholder. Such modifications were requested by the tenant as a result of decreasing revenues of the tenant's adult cabaret operation located on the property. The tenant had advised the Company that if the lease was not modified, it may be compelled to close its business operations. The tenant is owned by an affiliated corporation of Duncan Burch, who is also an officer and director of the Company.

Cost of sales were relatively constant at approximately $605,000 for the first three months of 2001 as compared to approximately $617,000 for the first three months of 2000. Key areas of management focus are entertainer compensation, food and beverage costs in the Company's Dallas Texas entertainment facility. Gross profit percentages decreased to 40,16% ($406,000) for the first three months of 2001 versus 47.09% ($549,000) for the first three months of 2000. Increased cost controls over purchasing, inventory management protocols and labor management are continuously monitored to improve gross profit percentages.

General and administrative expenses declined by approximately $40,000 in the first three months of 2001 versus the first three months of 2000. The Company continues to experience relatively constant expenditure levels for general operating expenses. Management continues to monitor its expenditure levels to achieve optimum financial results.

Net income before income taxes was approximately $63,000 for the first three months of 2001 versus approximately $163,000 for the first three months of 2000. After-tax net income decreased by approximately $70,000 from approximately $43,000 for the first three months of 2001 to approximately $113,000 for the first three months of 2000. The Company experienced earnings per share of approximately $0.01 and $0.02 per share for the first three months of 2001 and 2000, respectively.

(2)  Liquidity

As of March 31, 2001, the Company has working capital of approximately $675,575 as compared to approximately $611,001 at December 31, 2000 and approximately $547,416 at March 31, 2000. The Company achieved positive cash flows from operations of approximately $13,755 for the first three months of 2001 versus approximately $178,000 for the first three months of 2000. The Company's first quarter 2000 working capital position was impacted by the payment in full of all outstanding long-term debt during the first quarter of 2000.

The Company has identified no significant capital requirements for the current annual period. Liquidity requirements mandated by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management.

The Company announced the discontinuance of the payment of dividends after December 31, 1999. The Company paid declared fourth quarter dividends of approximately $57,000 during the first quarter of 2000. Future operating liquidity is expected to be provided by continuing operations. Additionally, management is of the opinion that there is potential availability of mortgage debt and the opportunity for the sale of additional common stock through either private placements or secondary offerings.

Part II - Other Information

Item 1 - Legal Proceedings

Case No. 3-00-CV-2500-H; Adventure Plus, Inc., Millennium Restaurant Group, Inc., D/B/A Cabaret Royale, et al. v. City of Dallas, Inc.; United States District Court, Northern District of Texas, Dallas Division

     This is an action where the Company and other operators of adult cabarets within the City of Dallas are contesting the constitutionality of certain provisions of the Dallas Sexually Oriented Business Ordinance (the "Ordinance") which impacts the Company's and other operators' license to do business as an adult cabaret in Dallas. The Company is of the opinion that it will prevail on its constitutional claims. In January, 2001, as a result of a trial setting, the City of Dallas has agreed to re-write the contested provisions of the Ordinance, so any impact, if any, on the operations of the Company, will not be known until June, 2001. However, the Company reasonably believes that the Ordinance will be amended so as to have no material adverse impact on the Company's future operations. There can be no assurance that the City of Dallas will in fact amend the Ordinance to an extent that the Ordinance will not have any material adverse effect on the Company's business operations or that in the future the City of Dallas will modify the Ordinance to such an extent that it will materially effect the business of the Company.

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

   Exhibits - None
   Reports on Form 8-K - None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MILLION DOLLAR SALOON, INC.


May 9 , 2001                                         /s/ Dewanna Ross
                                                     ---------------------------
                                                                    Dewanna Ross
                                                         Chief Operating Officer
                                                                    and Director