Form 10QSB
period 2001-06-30
MILLION DOLLAR SALOON INC
filed 2001-08-02
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
   XX          QUARTERLY  EPORT  UNDER  SECTION  13  OR  15(d) OF THE SECURITIES
---------      EXCHANGE ACT OF 1934


                       For the quarterly period ended June 30, 2001

               TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  EXCHANGE ACT
---------      OF 1934

                       For the transition period from __________ to __________

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 31, 2001: 5,731,778
                                          ------------------------

Transitional Small Business Disclosure Format (check one):    YES      NO X
                                                                  ---    ---

                           Million Dollar Saloon, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2001

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



Item 1 - Part 1 - Financial Statements

                  Million Dollar Saloon, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             June 30, 2001 and 2000

                                   (Unaudited)

                                     Assets
                                     ------
                                                           June 30,       June 30,
                                                             2001           2000
                                                         -----------    -----------
Current Assets
   Cash on hand and in bank                              $   752,071    $   724,421
   Accounts receivable - other                                  --              900
   Prepaid income taxes receivable                            11,022           --
   Inventory                                                  22,923         24,948
   Prepaid expenses                                            4,695         82,841
                                                         -----------    -----------

      Total current assets                                   790,711        833,110
                                                         -----------    -----------


Property and Equipment - At Cost
   Buildings and related improvements                      2,017,514      1,987,514
   Furniture and equipment                                   866,612        856,566
                                                         -----------    -----------
                                                           2,884,126      2,844,080
   Less accumulated depreciation                          (1,763,946)    (1,670,833)
                                                         -----------    -----------
                                                           1,120,180      1,173,247
   Land                                                      741,488        741,488
                                                         -----------    -----------

      Net property and equipment                           1,861,668      1,914,735
                                                         -----------    -----------


Other Assets
   Organization costs, net of accumulated amortization
      of $74,928 and $72,123, respectively                      --            2,805
   Other                                                                      5,475
                                                                        -----------
                                                                              6,225

      Total other assets                                       5,475          9,030
                                                         -----------    -----------

Total Assets                                             $ 2,657,854    $ 2,756,875
                                                         ===========    ===========

                                  - Continued -

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                  Million Dollar Saloon, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                             June 30, 2001 and 2000

                                   (Unaudited)

                      Liabilities and Shareholders' Equity
                      ------------------------------------

                                                                      June 30,     June 30,
                                                                        2001         2000
                                                                     ----------   ----------
Current Liabilities
   Accounts payable - trade                                          $   18,265   $   16,484
   Accrued liabilities                                                   55,329       81,315
   Federal income taxes payable                                            --         41,843
   Tenant deposits                                                        6,500        6,500
                                                                     ----------   ----------

      Total current liabilities                                          80,094      146,142
                                                                     ----------   ----------


Long-term Liabilities
   Deferred tax liability                                               133,101      139,248
                                                                     ----------   ----------

      Total liabilities                                                 213,195      285,390
                                                                     ----------   ----------


Commitments and Contingencies


Shareholders' Equity
   Preferred stock - $0.001 par value.  5,000,000 shares
      authorized.  None issued and outstanding                             --           --
   Common stock - $0.001 par value.  50,000,000 shares
      authorized.  5,731,778 issued and outstanding, respectively         5,732        5,732
   Additional paid-in capital                                              --           --
   Retained earnings                                                  2,438,927    2,465,753
                                                                     ----------   ----------

      Total shareholders' equity                                      2,444,659    2,471,485
                                                                     ----------   ----------

Total Liabilities and Shareholders' Equity                           $2,657,854   $2,756,875
                                                                     ==========   ==========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                  Million Dollar Saloon, Inc. and Subsidiaries
               Consolidated Statements of Income and Comprehensive
                 Income Six and Three months ended June 30, 2001
                                    and 2000

                                   (Unaudited)

                                       Six months      Six months     Three months    Three months
                                         ended           ended           ended           ended
                                        June 30,        June 30,        June 30,        June 30,
                                           2001            2000            2001            2000
                                      ------------    ------------    ------------    ------------
Revenues
   Bar and restaurant sales            $ 1,701,277    $  1,976,413    $    826,708    $    975,582
   Rental income                           261,671         340,550         125,775         174,525
                                      ------------    ------------    ------------    ------------
      Total revenues                     1,962,948       2,316,963         952,483       1,150,107
                                      ------------    ------------    ------------    ------------

Cost of Sales - Bar and
   Restaurant Operations                 1,186,897       1,192,441         582,199         575,015
                                      ------------    ------------    ------------    ------------

Gross Profit                               776,051       1,124,522         370,284         575,015
                                      ------------    ------------    ------------    ------------

Operating Expenses
   General and administrative              667,854         761,023         339,848         392,957
   Interest                                   --             2,129            --              --
   Depreciation and amortization            45,697          55,936          22,849          28,759
                                      ------------    ------------    ------------    ------------
      Total operating expenses             713,551         819,088         362,697         421,716
                                      ------------    ------------    ------------    ------------

Income from Operations                      62,500         305,434           7,587         153,376

Other Income (Expenses)
   Interest and other miscellaneous         15,690          18,090           7,204           6,842
                                      ------------    ------------    ------------    ------------

Income before Income Taxes                  78,190         323,524          14,791         160,218

Income tax (expense)
   Currently payable                       (22,119)       (100,000)         (1,581)        (49,425)
   Deferred                                   --              --              --              --
                                      ------------    ------------    ------------    ------------

Net Income                                  56,071         223,524          13,210         110,793

Other comprehensive income                    --              --              --              --
                                      ------------    ------------    ------------    ------------

Comprehensive Income                   $    56,071    $    223,524    $     13,210    $    110,793
                                      ============    ============    ============    ============

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

                                   (Unaudited)

                                 Six months     Six months    Three months  Three months
                                    ended          ended         ended          ended
                                  June 30,       June 30,      June 30,       June 30,
                                     2001           2000          2001           2000
                                ------------   ------------   -----------   ------------

Net Income                      $     56,071   $    223,524   $     13,210   $    110,793

Other comprehensive income              --             --             --             --
                                ------------   ------------   ------------   ------------

Comprehensive Income            $     56,071   $    223,524   $     13,210   $    110,793
                                ============   ============   ============   ============


Earnings per share of common
   stock outstanding computed
   on net income - basic and
   fully diluted                $       0.01   $       0.04           nil   $       0.02
                                ============   ============   ===========   ============

Weighted-average number
   of shares outstanding -
   basic and fully diluted         5,731,778      5,731,778     5,731,778      5,731,778
                                ============   ============   ===========   ============



                (Remainder of this page left blank intentionally)

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.



                  Million Dollar Saloon, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2001 and 2000

                                   (Unaudited)

                                                             Six months    Six months
                                                                ended         ended
                                                               June 30,      June 30,
                                                                2001          2000
                                                             ----------    ----------
Cash Flows from Operating Activities
   Net income                                                $   56,071    $  223,524
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                             45,697        55,936
       (Increase) decrease in
         Accounts receivable - trade and other                    8,737         8,848
         Federal income taxes receivable                         22,119        20,339
         Inventory                                                  (79)        6,714
         Prepaid expenses                                        (4,695)      (82,841)
       Increase (decrease) in
         Accounts payable and other accrued liabilities        (100,670)       20,023
         Income taxes payable                                      --          41,843
                                                             ----------    ----------
Net cash provided by operating activities                        27,180       294,386
                                                             ----------    ----------

Cash Flows from Investing Activities
   Principal collections on note receivable                        --          35,179
   Purchases of property and equipment                           (2,152)      (18,402)
                                                             ----------    ----------
Net cash provided by investing activities                        (2,152)       16,777
                                                             ----------    ----------

Cash Flows from Financing Activities
   Principal payments on long-term notes payable                   --        (139,657)
   Dividends paid                                                  --         (57,318)
                                                             ----------    ----------
Net cash used in financing activities                              --        (196,975)
                                                             ----------    ----------

Increase in Cash and Cash Equivalents                            25,028       114,188

Cash and cash equivalents at beginning of period                727,043       610,233
                                                             ----------    ----------

Cash and cash equivalents at end of period                   $  752,071    $  724,421
                                                             ==========    ==========

Supplemental Disclosures of Interest and Income Taxes Paid
     Interest paid during the period                         $     --      $    2,129
                                                             ==========    ==========
     Income taxes paid                                       $     --      $   37,818
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


Note C - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the three months ended June 30, 2001 and 2000, respectively, respectively, the various operating companies had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses during 2001 or 2000 as a result of any of these unsecured situations.


Note D - Property and Equipment

Property and equipment consists of the following at March 31, 2001 and 2000:

                                        2001           2000       Estimated life
                                    -----------    -----------    --------------
Buildings and related improvements    2,017,514      1,987,514    15-40 years
Furniture and equipment                 866,612        856,566    5-10 years
                                    -----------    -----------
                                      2,884,126      2,844,080
Less accumulated depreciation        (1,763,946)    (1,670,833)
                                    -----------    -----------
                                      1,120,180      1,173,247
Land                                    741,488        741,488
                                    -----------    -----------

Net property and equipment          $ 1,861,668    $ 1,914,735
                                    ===========    ===========

Depreciation expense for the six months ended June 30, 2001 and 2000 was $45,697 and $43,702, respectively.


                  Million Dollar Saloon, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements - Continued


Note E - Income Taxes

The deferred current tax asset and non-current deferred tax liability on June
30, 2001 and 2000, respectively, balance sheet consists of the following:

                                                          June 30,     June 30,
                                                           2001          2000
                                                         ---------    ---------

    Non-current deferred tax liability                   $(133,101)   $(139,248)
                                                         =========    =========

The non-current deferred tax liability results from the usage of statutory accelerated tax depreciation and amortization methods.

The components of income tax expense (benefit) for the six months ended June 30, 2001 and 2000, respectively, are as follows:


                                                        Six months   Six months
                                                          ended        ended
                                                         June 30,     June 30,
                                                           2001         2000
                                                        ----------   ----------
    Federal:
      Current                                           $   22,119   $  100,000
      Deferred                                                --           --
                                                        ----------   ----------
                                                            22,119      100,000
                                                        ----------   ----------
    State:
      Current                                                 --           --
      Deferred                                                --           --
                                                        ----------   ----------
                                                              --           --
                                                        ----------   ----------
      Total                                             $   22,119   $  100,000
                                                        ==========   ==========

The Company's income tax expense (benefit) for the years ended June 30 , 2001 and 2000, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                             Six months    Six months
                                                               ended         ended
                                                              June 30,      June 30,
                                                                2001          2000
                                                             ----------    ----------
    Statutory rate applied to earnings before income taxes   $   26,585    $  109,998
    Increase (decrease) in income taxes resulting from:
      State income taxes                                           --            --
      Deferred income taxes                                        --            --
      Effect of incremental tax brackets and the
        application of business tax credits                      (4,466)       (9,998)
                                                             ----------    ----------

    Income tax expense                                       $   22,119    $  100,000
                                                             ==========    ==========



                  Million Dollar Saloon, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements - Continued


Note F - Capital Stock Transactions

On  March  19,  1998,  the  Company  entered  into a  Stock  Purchase  Agreement
(Agreement) with an unrelated individual. The Agreement contained a "second closing" clause, as amended, whereby the individual may acquire an additional
400,000 shares of restricted, unregistered common stock at a price of $1.10 per share on or before the close of business on October 18, 2004. As of June 30, 2001, no shares of common stock have been issued in accordance with the "second closing" portion of the Agreement.


Note G - Commitments

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

                                                  Year ending
                                                  December 31,         Amount
                                                  ------------      ------------

                                                      2001          $    689,000
                                                      2002               546,500
                                                      2003               280,500
                                                                    ------------

                                                      Total         $  1,516,000
                                                                    ============

Note H - Segment Information

The Company operates with a centralized management structure and has two identifiable operating segments: an adult entertainment lounge and restaurant located in Dallas, Texas and commercial rental real estate located in Dallas and Tarrant Counties, Texas. All revenues are generated operations in these geographic areas. The Company has a relationship whereby rental revenues from various entities under the common control of a controlling shareholder comprise approximately 13.33% and 14.70% of total revenues for the six months ended June
30, 2001 and 2000, respectively.

                                       Restaurant         Rental        General and
                                        facility       real estate     administrative       Total
                                     --------------   --------------   --------------   --------------
Six months ended March 31, 2001
   Revenue from external customers   $    1,701,277     $       --      $        --     $    1,701,277
   Revenue from related parties                --            261,671             --            261,671
   Revenue (expenses) from/to
     intercompany sources                  (120,000)         (38,000)         158,000             --
   Interest income                             --              7,499            8,191           15,690
   Interest expense                            --               --               --               --
   Depreciation and amortization             34,746           10,951             --             45,697
   Income tax expense (benefit)             (56,952)          76,286            2,785           22,119
   Segment assets                           300,735        1,993,571          363,548        2,657,854
   Fixed asset expenditures                   2,152             --               --              2,152



                  Million Dollar Saloon, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements - Continued


Note H - Segment Information - Continued

                                       Restaurant         Rental        General and
                                        facility       real estate     administrative       Total
                                     --------------   --------------   --------------   --------------
Six months ended June 30, 1999
   Revenue from external customers   $    1,644,382   $      340,436   $         --     $    1,984,818
   Revenue (expenses) from/to
     intercompany sources                      --               --               --               --
   Interest income                             --              4,098            6,137           10,235
   Interest expense                           1,008           15,291           16,299
   Depreciation and amortization             17,427           34,557            5,648           57,632
   Income tax expense (benefit)             (22,265)         102,235           (1,220)          78,750
   Segment assets                           420,369        1,940,851          476,114        2,837,334
   Fixed asset expenditures                    --              6,714             --              6,714


                (Remainder of this page left blank intentionally)

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)  Results of Operations

Bar and restaurant operations decreased by approximately $275,000 between the first six months of 2001 as compared to the first six months of 2000. Total bar and restaurant sales for the six months ended June 30, 2001 were approximately $1,701,000 as compared to approximately $1,976,000 for the six months ended June 30, 2000.

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

However, as an interim measure, the City of Dallas initiated various enforcement actions and on-premises monitoring of conduct within the Company's and other facilities which has negatively impacted both patronage and revenues in all adult entertainment facilities within the City of Dallas during the first six months of 2001 and periods subsequent thereto. As of the date of this filing and pending the ultimate outcome of the pending litigation, management is unable to assess the long-term impact of these regulatory actions.

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

Cost of sales were relatively constant at approximately $1,187,000 for the first six months of 2001 as compared to approximately $1,192,000 for the first six months of 2000. Key areas of management focus are entertainer compensation, food and beverage costs in the Company's Dallas Texas entertainment facility. Gross profit percentages increased to 39.53% ($776,000) for the first six months of 2001 versus 48.53% ($1,125,000) for the first six months of 2000. Increased cost controls over purchasing, inventory management protocols and labor management are continuously monitored to improve gross profit percentages.

General and administrative expenses declined by approximately $93,000 in the first six months of 2001 versus the first six months of 2000. The Company continues to experience relatively constant expenditure levels for general operating expenses. Management continues to monitor its expenditure levels to achieve optimum financial results.

Net income before income taxes was approximately $78,000 for the first six months of 2001 versus approximately $324,000 for the first six months of 2000. After-tax net income decreased by approximately $168,000 from approximately $78,000 for the first six months of 2001 to approximately $224,000 for the first six months of 2000. The Company experienced earnings per share of approximately $0.01 and $0.04 per share for the first six months of 2001 and 2000, respectively.

(2)  Liquidity and Capital Resources

As of June 30, 2001, the Company has working capital of approximately $710,617 as compared to approximately $611,001 at December 31, 2000 and approximately $686,968 at June 30, 2000. The Company achieved positive cash flows from operations of approximately $27,180 for the first six months of 2001 versus approximately $294,386 for the first three months of 2000. The Company's first quarter 2000 working capital position was impacted by the payment in full of all outstanding long-term debt during the first quarter of 2000. The Company's year-to-date working capital position and cash flow from operations has been impacted by the decreased revenues from the restructured lease with an entity controlled by the Company's controlling shareholder.

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


Part II - Other Information

Item 1 - Legal Proceedings

Case No. 3-00-CV-2500-H; Adventure Plus, Inc., Millennium Restaurant Group, Inc., D/B/A Cabaret Royale, et al. v. City of Dallas, Inc.; United States District Court, Northern District of Texas, Dallas Division

       This is an action where the Company and other operators of adult cabarets within the City of Dallas are contesting the constitutionality of certain provisions of the Dallas Sexually Oriented Business Ordinance (the "Ordinance") which impacts the Company's and other operators' license to do business as an adult cabaret in Dallas. The Company is of the opinion that it will prevail on its constitutional claims. In January, 2001, as a result of a trial setting, the City of Dallas has agreed to re-write the contested provisions of the Ordinance, so any impact, if any, on the operations of the Company, will not be known such actions are taken later in Calendar 2001. However, the Company reasonably believes that the Ordinance will be amended so as to have no material adverse impact on the Company's future operations. There can be no assurance that the City of Dallas will in fact amend the Ordinance to an extent that the Ordinance will not have any material adverse effect on the Company's business operations or that in the future the City of Dallas will modify the Ordinance to such an extent that it will materially effect the business of the Company.

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

                                                     MILLION DOLLAR SALOON, INC.


July    31   , 2001                                    /s/ Dewanna Ross
     --------                                        ---------------------------
                                                                    Dewanna Ross
                                                         Chief Operating Officer
                                                                    and Director