Form 10QSB
period 2001-09-30
MILLION DOLLAR SALOON INC
filed 2001-10-31
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
----------      EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 2001

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
----------      OF 1934

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
         October 30, 2001: 5,731,778

Transitional Small Business Disclosure Format (check one):  YES     NO X
                                                               ---    ---

                           Million Dollar Saloon, Inc.

              Form 10-QSB for the Quarter ended September 30, 2001

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

Item 1 - Part 1 - Financial Statements

                  Million Dollar Saloon, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           September 30, 2001 and 2000

                                   (Unaudited)

                                     Assets
                                     ------
                                              September 30,    September 30,
                                                   2001             2000
                                              -------------    -------------
Current Assets
   Cash on hand and in bank                    $   865,869      $   863,477
   Inventory                                        26,987           26,951
   Prepaid expenses                                  4,179           99,471
                                               -----------      -----------

      Total current assets                         897,035          989,899
                                               -----------      -----------


Property and Equipment - At Cost
   Buildings and related improvements            2,017,514        2,017,514
   Furniture and equipment                         867,453          856,566
                                               -----------      -----------
                                                 2,884,967        2,874,080
   Less accumulated depreciation                (1,786,795)      (1,690,424)
                                               -----------      -----------
                                                 1,098,172        1,183,656
   Land                                            741,487          741,487
                                               -----------      -----------

      Net property and equipment                 1,839,659        1,925,143
                                               -----------      -----------


Other Assets
   Other                                             5,475            6,225
                                               -----------      -----------

      Total other assets                             5,475            6,225
                                               -----------      -----------

Total Assets                                   $ 2,742,169      $ 2,921,267
                                               ===========      ===========



                                  - Continued -

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                  Million Dollar Saloon, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                           September 30, 2001 and 2000

                                   (Unaudited)

                      Liabilities and Shareholders' Equity
                      ------------------------------------

                                                                     September 30,    September 30,
                                                                          2001             2000
                                                                     -------------    -------------
Current Liabilities
   Accounts payable - trade                                            $   23,565       $   21,059
   Accrued liabilities                                                     63,209           80,629
   Federal income taxes payable                                            33,489           79,855
   Tenant deposits                                                          6,500            6,500
                                                                       ----------       ----------

      Total current liabilities                                           126,763          188,043
                                                                       ----------       ----------


Long-term Liabilities
   Deferred tax liability                                                 133,101          139,248
                                                                       ----------       ----------

      Total liabilities                                                   259,864          327,291
                                                                       ----------       ----------


Commitments and Contingencies


Shareholders' Equity
   Preferred stock - $0.001 par value.  5,000,000 shares
      authorized.  None issued and outstanding                               --               --
   Common stock - $0.001 par value.  50,000,000 shares
      authorized.  5,731,778 issued and outstanding, respectively           5,732            5,732
   Additional paid-in capital                                                --               --
   Retained earnings                                                    2,476,573        2,588,244
                                                                       ----------       ----------

      Total shareholders' equity                                        2,482,305        2,593,976
                                                                       ----------       ----------

Total Liabilities and Shareholders' Equity                             $2,742,169       $2,921,267
                                                                       ==========       ==========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                  Million Dollar Saloon, Inc. and Subsidiaries
           Consolidated Statements of Income and Comprehensive Income
            Nine and Three months ended September 30, 2001 and 2000

                                   (Unaudited)

                                       Nine months      Nine months     Three months     Three months
                                          ended            ended            ended            ended
                                      September 30,    September 30,    September 30,    September 30,
                                           2001             2000             2001             2000
                                      -------------    -------------    -------------    -------------
Revenues
   Bar and restaurant sales            $ 2,463,931      $ 2,991,784      $   762,654      $ 1,015,371
   Rental income                           387,446          515,075          125,775          174,525
                                       -----------      -----------      -----------      -----------
      Total revenues                     2,851,377        3,506,859          888,429        1,189,896
                                       -----------      -----------      -----------      -----------

Cost of Sales - Bar and
   Restaurant Operations                 1,647,296        1,811,941          460,399          619,500
                                       -----------      -----------      -----------      -----------

Gross Profit                             1,204,081        1,694,918          428,030          570,396
                                       -----------      -----------      -----------      -----------

Operating Expenses
   General and administrative              996,430        1,139,501          328,576          378,478
   Interest                                   --              2,129             --               --
   Depreciation and amortization            68,546           78,334           22,849           22,398
                                       -----------      -----------      -----------      -----------
      Total operating expenses           1,064,976        1,219,964          351,425          400,876
                                       -----------      -----------      -----------      -----------

Income from Operations                     139,105          474,954           76,605          169,520

Other Income (Expenses)
   Interest and other miscellaneous         21,242           26,811            5,552            8,721
                                       -----------      -----------      -----------      -----------

Income before Income Taxes                 160,347          501,765           82,157          178,241

Income tax (expense)
   Currently payable                       (66,630)        (155,750)         (44,511)         (55,750)
   Deferred                                   --               --               --               --
                                       -----------      -----------      -----------      -----------

Net Income                                  93,717          346,015           37,646          122,491

Other comprehensive income                    --               --               --               --
                                       -----------      -----------      -----------      -----------

Comprehensive Income                   $    93,717      $   346,015      $    37,646      $   122,491
                                       ===========      ===========      ===========      ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                  Million Dollar Saloon, Inc. and Subsidiaries
           Consolidated Statements of Income and Comprehensive Income
            Nine and Three months ended September 30, 2001 and 2000

                                   (Unaudited)

                                 Nine months      Nine months     Three months     Three months
                                    ended            ended            ended            ended
                                September 30,    September 30,    September 30,    September 30,
                                     2001             2000             2001             2000
                                -------------    -------------    -------------    -------------
Net Income                        $   93,717       $  346,015       $   37,646       $  122,491

Other comprehensive income              --               --               --               --
                                  ----------       ----------       ----------       ----------

Comprehensive Income              $   93,717       $  346,015       $   37,646       $  122,491
                                  ==========       ==========       ==========       ==========


Earnings per share of common
   stock outstanding computed
   on net income - basic and
   fully diluted                  $     0.02       $     0.06       $     0.01       $     0.02
                                  ==========       ==========       ==========       ==========

Weighted-average number
   of shares outstanding -
   basic and fully diluted         5,731,778        5,731,778        5,731,778        5,731,778
                                  ==========       ==========       ==========       ==========


                (Remainder of this page left blank intentionally)










The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                  Million Dollar Saloon, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2001 and 2000

                                   (Unaudited)

                                                               Nine months      Nine months
                                                                  ended            ended
                                                              September 30,    September 30,
                                                                  2001             2000
                                                              -------------    -------------
Cash Flows from Operating Activities
   Net income                                                   $  93,717        $ 346,015
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                               68,546           78,334
       (Increase) decrease in
         Accounts receivable - trade and other                      8,737            8,848
         Federal income taxes receivable                           33,141           20,339
         Inventory                                                 (4,143)           4,711
         Prepaid expenses                                          (4,179)         (98,571)
       Increase (decrease) in
         Accounts payable and other accrued liabilities           (87,490)          23,912
         Income taxes payable                                      33,489           79,855
                                                                ---------        ---------
Net cash provided by operating activities                         141,818          463,443
                                                                ---------        ---------

Cash Flows from Investing Activities
   Principal collections on note receivable                          --             35,179
   Purchases of property and equipment                             (2,992)         (48,403)
                                                                ---------        ---------
Net cash provided by investing activities                          (2,992)         (13,224)
                                                                ---------        ---------

Cash Flows from Financing Activities
   Principal payments on long-term notes payable                     --           (139,657)
   Dividends paid                                                    --            (57,318)
                                                                ---------        ---------
Net cash used in financing activities                                --           (196,975)
                                                                ---------        ---------

Increase in Cash and Cash Equivalents                             138,826          253,244

Cash and cash equivalents at beginning of period                  727,043          610,233
                                                                ---------        ---------

Cash and cash equivalents at end of period                      $ 865,869        $ 863,477
                                                                =========        =========

Supplemental Disclosures of Interest and Income Taxes Paid
     Interest paid during the period                            $    --          $   2,129
                                                                =========        =========
     Income taxes paid                                          $    --          $  55,556
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

These financial statements reflect the books and records of Million Dollar Saloon, Inc., Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for the nine months ended September 30, 2001 and 2000, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.

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

7.   Earnings per share
     ------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average  number of shares of common stock and common stock  equivalents  (primarily  outstanding  options and warrants).  Common stock equivalents  represent the dilutive effect of the assumed exercise of the  outstanding  stock  options and  warrants,  using the  treasury  stock method.  The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding  options and warrants at either the  beginning  of the  respective  period  presented or the date of
     issuance,   whichever  is  later.  As  of  September  30,  2001  and  2000, respectively,  the Company has no outstanding  stock  warrants,  options or convertible  securities  which could be considered as dilutive for purposes of the loss per share calculation.

Note C - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Note D - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC).
Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the nine and three months ended September 30, 2001 and 2000, respectively, the various operating companies had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The
Company has incurred no losses during 2001 or 2000 as a result of any of these unsecured situations.

Note E - Property and Equipment

Property and equipment consists of the following at September 30, 2001 and 2000:

                                                   2001          2000       Estimated life
                                                ----------    ----------    --------------
         Buildings and related improvements      2,017,514     2,017,514      15-40 years
         Furniture and equipment                   867,453       856,566       5-10 years
                                                ----------    ----------
                                                 2,884,967     2,874,080
         Less accumulated depreciation          (1,786,795)   (1,690,424)
                                                ----------    ----------
                                                 1,098,172     1,183,656
         Land                                      741,487       741,487
                                                ----------    ----------
         Net property and equipment             $1,839,659    $1,925,143
                                                ==========    ==========



                  Million Dollar Saloon, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements - Continued


Note E - Property and Equipment - Continued

Depreciation expense for the nine months ended September 30, 2001 and 2000 was $68,546 and $72,518, respectively.

Note F - Income Taxes

The  deferred  current  tax asset and  non-current  deferred  tax  liability  on
September  30,  2001 and  2000,  respectively,  balance  sheet  consists  of the following:
                                                                   September 30,    September 30,
                                                                       2001             2000
                                                                   -------------    -------------
         Non-current deferred tax liability                          $(133,101)       $(139,248)
                                                                     =========        =========

The non-current deferred tax liability results from the usage of statutory accelerated tax depreciation and amortization methods.

The  components  of income  tax  expense  (benefit)  for the nine  months  ended
September 30, 2001 and 2000, respectively, are as follows:
                                                                    Nine months      Nine months
                                                                       ended            ended
                                                                   September 30,    September 30,
                                                                       2001             2000
                                                                   -------------    -------------
         Federal:
           Current                                                   $  66,630        $ 155,750
           Deferred                                                          -                -
                                                                     ---------        ---------
                                                                        66,630          155,750
                                                                     ---------        ---------
         State:
           Current                                                           -                -
           Deferred                                                          -                -
                                                                     ---------        ---------
                                                                             -                -
                                                                     ---------        ---------
           Total                                                     $  66,630        $ 155,750
                                                                     =========        =========

The Company's income tax expense (benefit) for the nine months ended September
30, 2001 and 2000, respectively, differed from the statutory federal rate of 34 percent as follows:
                                                                    Nine months      Nine months
                                                                       ended            ended
                                                                   September 30,    September 30,
                                                                       2001             2000
                                                                   -------------    -------------

       Statutory rate applied to earnings before income taxes        $  54,517        $ 170,600
       Increase (decrease) in income taxes resulting from:
         State income taxes                                                  -                -
         Deferred income taxes                                               -                -
         Effect of incremental tax brackets and the
           application of business tax credits                          12,113          (14,850)
                                                                     ---------        ---------

       Income tax expense                                            $  66,630        $ 155,750
                                                                     =========        =========



                  Million Dollar Saloon, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements - Continued


Note G - Capital Stock Transactions

On  March  19,  1998,  the  Company  entered  into a  Stock  Purchase  Agreement
(Agreement) with an unrelated individual. The Agreement contained a "second closing" clause, as amended, whereby the individual may acquire an additional
400,000 shares of restricted, unregistered common stock at a price of $1.10 per share on or before the close of business on October 18, 2004. As of September
30, 2001, no shares of common stock have been issued in accordance with the "second closing" portion of the Agreement.

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

                                                    Year ending
                                                    December 31,       Amount
                                                    ------------    -----------

                                                        2001        $   689,000
                                                        2002            546,500
                                                        2003            280,500
                                                                    -----------

                                                        Total       $ 1,516,000
                                                                    ===========

Note I - Segment Information

The  Company  operates  with a  centralized  management  structure  and  has two identifiable  operating segments:  an adult entertainment  lounge and restaurant located in Dallas, Texas and commercial rental real estate located in Dallas and
Tarrant  Counties,  Texas.  All  revenues  are  generated  operations  in  these geographic  areas.  The Company has a relationship  whereby rental revenues from various entities under the common control of a controlling  shareholder comprise approximately  13.59% and 14.69% of total  revenues  for the nine  months  ended
September 30, 2001 and 2000, respectively.
                                             Restaurant       Rental        General and
                                              facility     real estate    administrative       Total
                                             ----------    -----------    --------------    ----------
Nine months ended September 30, 2001
------------------------------------
   Revenue from external customers           $2,463,931    $        -       $        -      $2,463,931
   Revenue from related parties                       -       387,446                -         387,446
   Revenue (expenses) from/to
     intercompany sources                      (180,000)     (213,100)         393,100               -
   Interest income                                    -         9,861           11,381          21,242
   Interest expense                                   -             -                -               -
   Depreciation and amortization                 52,118        16,428                -          68,546
   Income tax expense (benefit)                 (64,920)       41,069           90,481          66,630
   Segment assets                               339,782     2,512,543          110,156       2,742,169
   Fixed asset expenditures                       2,992             -                -           2,992




                  Million Dollar Saloon, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements - Continued


Note I - Segment Information - Continued
                                             Restaurant       Rental        General and
                                              facility     real estate    administrative       Total
                                             ----------    -----------    --------------    ----------
Nine months ended September 30, 2000
   Revenue from external customers           $2,991,784    $        -       $        -      $2,991,784
   Revenue from related parties                       -       515,075                -         515,075
   Revenue (expenses) from/to
     intercompany sources                      (180,000)      180,000                -               -
   Interest income                                    -           440           26,371          26,811
   Interest expense                                   -             -            2,129           2,129
   Depreciation and amortization                 19,404        51,398            7,532          78,334
   Income tax expense (benefit)                 (10,558)      163,345            2,963         155,750
   Segment assets                               260,504     2,310,434          350,329       2,921,267
   Fixed asset expenditures                      48,403             -                -          48,403





                (Remainder of this page left blank intentionally)

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)  Results of Operations

Bar and restaurant operations decreased by approximately $528,000 between the first nine months of 2001 as compared to the first nine months of 2000. Total bar and restaurant sales for the nine months ended September 30, 2001 were approximately $2,464,000 as compared to approximately $2,992,000 for the nine months ended September 30, 2000.

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

However, as an interim measure, the City of Dallas initiated various enforcement actions and on-premises monitoring of conduct within the Company's and other facilities which has negatively impacted both patronage and revenues in all adult entertainment facilities within the City of Dallas during 2001. As of the date of this filing and pending the ultimate outcome of the pending litigation, management is unable to assess the long-term impact of these regulatory actions.

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

Cost of sales were relatively constant at approximately $1,647,000 for the first nine month of 2001 as compared to approximately $1,812,000 for the first nine months of 2000. Key areas of management focus are entertainer compensation, food and beverage costs in the Company's Dallas Texas entertainment facility. Gross profit percentages decreased to 42.53% ($1,204,000) for the first nine months of 2001 versus 48.33% ($1,695,000) for the first nine months of 2000. Increased cost controls over purchasing, inventory management protocols and labor management are continuously monitored to improve gross profit percentages.

General and administrative expenses declined by approximately $143,000 in the first nine months of 2001 versus the first nine months of 2000. The Company continues to experience relatively constant expenditure levels for general operating expenses. Management continues to monitor its expenditure levels to achieve optimum financial results.

Net income before income taxes was approximately $160,000 for the first nine months of 2001 versus approximately $502,000 for the first nine months of 2000. After-tax net income decreased by approximately $252,000 from approximately $346,000 for the first nine months of 2000 to approximately $94,000 for the first nine months of 2001. The Company experienced earnings per share of approximately $0.02 and $0.06 per share for the first nine months of 2001 and 2000, respectively.

(2)  Liquidity and Capital Resources

As of September 30, 2001, the Company has working capital of approximately $770,272 as compared to approximately $611,001 at December 31, 2000 and approximately $801,856 at September 30, 2000. The Company achieved positive cash flows from operations of approximately $141,818 for the first nine months of 2001 versus approximately $463,443 for the first nine months of 2000. The Company's first quarter 2000 working capital position was impacted by the payment in full of all outstanding long-term debt during the first quarter of 2000. The Company's year-to-date working capital position and cash flow from operations has been impacted by the decreased revenues from the restructured lease with an entity controlled by the Company's controlling shareholder.

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

     In January 2001, as a result of a trial setting, the City of Dallas has agreed to re-write the contested provisions of the Ordinance, so any impact, if any, on the operations of the Company, if any, will not be known such actions are taken by the City of Dallas.

     Management anticipates that any actions, if any, are anticipated to occur in Calendar 2002. However, the Company reasonably believes that the Ordinance will be amended so as to have no material adverse impact on the Company's future operations. There can be no assurance that the City of Dallas will in fact amend the Ordinance to an extent that the Ordinance will not have any material adverse effect on the Company's business operations or that in the future the City of Dallas will modify the Ordinance to such an extent that it will materially effect the business of the Company.

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

                                                     MILLION DOLLAR SALOON, INC.


October    30   , 2001                                 /s/ Dewanna Ross
        --------                                     ---------------------------
                                                                    Dewanna Ross
                                                         Chief Operating Officer
                                                                    and Director