Form 10KSB
period 2001-12-31
MILLION DOLLAR SALOON INC
filed 2002-03-28
CIK 1002396

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          -----------------------------

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 FOR THE
                       FISCAL YEAR ENDED DECEMBER 31, 2001

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

                  Title of Class Common Stock, $.001 par value

     Check  whether  the issuer (i) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     The issuer's revenues for the fiscal year ended December 31, 2001 were $3,458,856. The aggregate market value of common stock held by non-affiliates of the issuer at March 25, 2002, based upon the closing bid price on The OTC Bulletin Board on said date of $0.19 per share, was $380,352. As of March 25, 2002, there were 5,731,778 shares of the issuer's common stock outstanding.

                      Documents Incorporated by Reference
     No documents, other than certain exhibits, have been incorporated by reference into this report.

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS................................................1
ITEM 2. PROPERTIES.............................................................6
ITEM 3. LEGAL PROCEEDINGS......................................................7
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS....................7
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............8
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..............9
ITEM 7. FINANCIAL STATEMENTS..................................................11
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE..............................................11

                                     PART II

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.....................12
ITEM 10. EXECUTIVE COMPENSATION...............................................13
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......14
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................14
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................15

                                     PART I

CAUTION REGARDING FORWARD-LOOKING INFORMATION

     Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

     Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

     Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

Adult Cabaret

     General. The Company, through Tempo, owns and operates an adult cabaret under the name "The Million Dollar Saloon," which is its primary business operation. The Million Dollar Saloon opened in 1982 with the intent of establishing a sophisticated entertainment environment focused on attracting a professional clientele. To enhance the club's appeal to its target market, The Million Dollar Saloon offers restaurant and first-class bar service conducive to attracting businessmen and out-of-town convention clientele. The Company continues to explore the expansion of the adult cabaret segment of its business by establishing additional Million Dollar Saloons or acquiring and operating similar facilities in selected cities. As of the date of this report, no specific locations for additional Million Dollar Saloons or potential acquisitions have been identified.

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

Future Expansion

     The Company has not determined the precise locations or nature of its future expansion, but it believes, based upon its experience, that opportunities for expansion exist primarily in metropolitan areas in the Southwest United States. The Company may expand through the acquisition of sports bars, casual clubs and adult cabarets that may use the trademark "The Million Dollar Saloon." In determining which cities may be suitable locations for expansion, a variety of factors will be considered, including, but not limited to, the current regulatory environment, the availability of sites located in high traffic commercial areas suitable for conversion to The Million Dollar Saloon style cabarets or sports bars or casual clubs, potential competition in the area, current market conditions and profitability of other adult cabarets in the city.

Competition

     The adult entertainment nightclub industry is highly competitive with respect to price, service, location, and the professionalism of its entertainment. The Million Dollar Saloon competes with many locally-owned adult cabarets in Dallas, Texas, certain of which may enjoy recognition that equals that of The Million Dollar Saloon. While there may be local governmental restrictions on the location of a so-called "sexually oriented business", there are no barriers to entry into the adult cabaret market. There are in excess of 30 adult cabarets located in the Dallas, Texas metropolitan area of which three are in direct competition with the Million Dollar Saloon. Several of the competitor adult cabarets are owned by corporations controlled by or affiliated with Nick Mehmeti and Duncan Burch, officers and directors of the Company. The Company believes that the combination of its existing name recognition and its distinctive and unique entertainment environment will allow the Company to effectively compete within this industry.

Governmental Regulations

     The Company is subject to various federal, state and local laws affecting its business activities. In Texas, the authority to issue a permit to sell alcoholic beverages is governed by the Texas Alcoholic Beverage Commission
("TABC"). The TABC has the authority, in its discretion, to issue appropriate permits. The Company, through a management agreement with Tempo Tamers Beverage Company, Inc., an affiliated corporation, operates its business under a Texas Mixed Beverage Permit and Late Hours Permit (the "Permits"). These Permits are subject to annual renewal, provided the Company and its affiliated corporation have complied with all rules and regulations governing the Permits. Renewal of a permit is subject to protest by a law enforcement agency or by a member of the public. In case of protest, the TABC may hold a hearing for interested parties to express their views. The TABC has the authority after such hearing not to issue a renewal of the protested alcoholic beverage permit. The failure of the Company to obtain a renewal of its Permits would have a material adverse effect upon the financial condition of the Company. Other states may have similar laws that may limit the availability of a permit to sell alcoholic beverages or which may provide for suspension or revocation of a permit to sell alcoholic beverages in certain circumstances. Prior to expanding into any new market, the Company will take all steps necessary to ensure compliance with all licensing and regulatory requirements.

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

Employees and Independent Contractors

     As of December 31, 2001, the Company had approximately 22 full-time employees, of which 12 were in management positions, including corporate and administrative operations and 10 were engaged in food and beverage service, including bartenders and waitresses. The Company also employed 58 part-time employees who were engaged in food and beverage service. Entertainers numbered approximately 98 full and part time. None of the Company's employees are represented by a union and the Company considers its employee relations to be good.

     For all periods prior to 2001, the Company treated all entertainers as employees. During 2001, as a result of certain related court and/or tax rulings, the Company began classifying its entertainers as independent contractors, including the issuance of Form 1099s as required by the Internal Revenue Service and Department of Labor.

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

     Adult Cabaret Operations Are Subject to Local Economic Conditions. The adult entertainment, restaurant and bar industry is a volatile industry. The industry tends to be sensitive to the general local economy. When local economic conditions are prosperous, entertainment industry revenues increase, conversely, when local economic conditions are unfavorable, entertainment industry revenues decline. Customers who frequent adult cabarets generally follow trends in personal preferences. The Company continuously monitors trends in its customers' tastes and entertainment preferences so that, if necessary, it can change its operations and services to accommodate the changes in trends. Any significant decline in general corporate conditions or the economy that affect consumer spending could have a material adverse effect on the Company's business and financial condition.

     Failure to Maintain Adequate Financial Controls Could Result in Lost Revenues. A significant part of the revenues earned by the Company through its adult nightclub operations will be collected in cash by full and part-time employees. Comprehensive financial controls are required to minimize the potential loss of revenue through theft or misappropriation of cash. To the extent that these controls are not structured or executed properly, significant cash revenues could be lost and profitability of the Company impaired. The Company believes that it has implemented significant cash controls and is utilizing a combination of accounting and physical inventory control devices to deter theft and to ensure a high level of security within its accounting practices and procedures.

     Significant Competition Within the Industry. The adult cabaret entertainment business is highly competitive with respect to price, service, location and the professionalism of entertainment. The Million Dollar Saloon competes in Dallas with a number of locally-owned adult cabarets, some of whose names may enjoy recognition that equals that of The Million Dollar Saloon. Although the Company believes that due to its strategic location it will be able to compete successfully with other local adult cabarets, there can be no assurance that the Company will be able to maintain its high level of name recognition and prestige within the marketplace. The Company's success depends on maintaining a high quality of female entertainers and waitresses. Competition for female entertainers in the adult entertainment business is intense. The lack of availability of quality, personable, attractive entertainers or the Company's inability to attract and retain other key employees, such as kitchen personnel and bartenders, could adversely affect the business of the Company.

     Management of Growth. For the Company to expand its business operations, it must continue to improve and expand the expertise of its personnel and must attract, train and manage qualified managers and employees to oversee and manage the expanded operations. The Company may expand its existing business operations by opening or acquiring additional adult cabarets in metropolitan areas located in the Southwestern United States. The opening of additional cabarets will subject the Company to a variety of risks associated with rapidly growing companies. In particular, the Company's growth may place a significant strain on its accounting systems, internal controls, and oversight of its day-to-day operations. Although management intends to ensure that its internal controls remain adequate to meet the demands of further growth, there can be no assurance that its systems, controls or personnel will be sufficient to meet these demands. Inadequacies in these areas could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 2. PROPERTIES

     The Company maintains its corporate office at 6848 Greenville Avenue in Dallas, Texas. The corporate office is comprised of approximately 2,700 square feet and is subject to a monthly rental payment of approximately $3,600. The Company occupies the premises for its corporate offices on a month-to-month basis. Based on current local market conditions and available information, management is of the belief that it will be able to relocate to a comparable location at a comparable cost if necessary.

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

     The following is a summary of the terms, conditions and operating parameters of the two properties being leased from the Company by affiliates of Duncan Burch, an officer and director of the Company:



                                                                    Location/Address
                                               ---------------------------------------------------
                                                 3021 Northwest Highway     3601 State Highway 157
                                                     Dallas, Texas             Fort Worth, Texas
                                               --------------------------   ----------------------
Square footage
   Building                                              8,550                       4,850
   Real estate tract                                     37,162                     60,398
Mortgages                                                 None                       None
Lease expiration                                        May 2002                  August 2003
Scheduled rentals                              $1,000 per week minimum(1)       $8,500 per week
Effective annual rental per square foot                  $24.33                     $91.13
   (total lease term)
Gross book basis (including land)                      $1,206,829                  $160,447
Net book basis (including land)                         $919,223                    $69,292
Federal income tax basis                                $84,822                     $20,111
   (excluding land)
Depreciation method and life                           SL-19 yrs.                ACRS-15 yrs.
Ad valorem tax rate per $100 of valuation                $2.73                       $3.15
--------------------

(1) On January 30, 2001, the Board of Directors, with Duncan Burch absent and non-voting, approved an amendment to the lease agreement covering this property. The amendment provided that effective January 1, 2001, the base rental was reduced from $4,750 per week to an amount equal to 10% of the gross revenues generated from the business located at the property, payable quarterly, until termination of the lease in May 2002, with a minimum weekly payment of $1,000 which will be credited against the quarterly percentage rent. The minimum rent payment under the amended lease agreement shall not be less than $1,000 per week. During 2001, $52,000 of lease payments were received by the Company for this property. At December 31, 2001, the lessee owed $56,866 for accrued rent for this property. The modification of the lease agreement was the result of negotiations between the Company and representatives of the tenant. Such modifications were requested by the tenant as a result of substantial decreasing revenues of the tenant's adult cabaret operation located on the property. The tenant had previously advised the Company that if the lease was not modified, it may be compelled to close its business operations and exercise the termination provision in the lease agreement. The Company believes that the lease for this property will be renewed in May 2002 with terms similar to the current terms. The business is owned by an affiliated corporation of Duncan Burch, an officer and director of the Company. See "Certain Relationships and Related Transactions."

ITEM 3. LEGAL PROCEEDINGS

Case No. 3-00-CV-2500-H; Adventure Plus, Inc., Millennium Restaurant Group, Inc., D/B/A Cabaret Royale, et al. v. City of Dallas, Inc.; United States District Court, Northern District of Texas, Dallas Division

     This is an action where the Company and other operators of adult cabarets within the City of Dallas are contesting the constitutionality of certain provisions of the Dallas Sexually Oriented Business Ordinance (the "Ordinance") which impacts the Company's and other operators' license to do business as an adult cabaret in Dallas. The Company is of the opinion that it will prevail on its constitutional claims. In January, 2001, as a result of a trial setting, the City of Dallas has agreed to re-write the contested provisions of the Ordinance, so any impact, if any, on the operations of the Company, will not be known until October 2002. However, the Company reasonably believes that the Ordinance will be amended so as to have no material adverse impact on the Company's future operations. There can be no assurance that the City of Dallas will in fact amend the Ordinance to an extent that the Ordinance will not have any material adverse effect on the Company's business operations.

     The Company may from time to time be a party to various other legal actions arising in the ordinary course of its business. The Company is not currently involved in any such actions that it believes will have a material adverse effect on its results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     On January 10, 2002 the Company held its annual shareholders meeting. Of the Company's 5,731,778 shares of common stock entitled to vote at the meeting, approximately 5,400,356 shares were represented at the meeting, approximately 94% of the outstanding shares entitled to vote. The following matters were submitted to a vote of the shareholders through solicitation of proxies or otherwise:

                                                      For     Against   Abstain
                                                   --------- --------- ---------

     Election of Board of Directors
         Nick Mehmeti                              5,371,350   3,313     25,693
         Duncan Burch                              5,371,460   3,203     25,693

     Appointment of S.W. Hatfield, CPA as
         Auditors for 2001                         5,396,412   3,743      201

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of December 31, 2001, the Company had approximately 350 holders of record of its Common Stock. Outstanding shares of the Company's Common Stock totaled 5,731,778. The Company's transfer agent is Securities Transfer Corporation, Dallas, Texas.

     The Company's Common Stock began trading on The OTC Bulletin Board under symbol "MLDS" on January 29, 1996. The following table sets forth the quarterly average high and low closing bid prices per share for the Common Stock.

             Fiscal Year Ended
             December 31, 2000               Common Stock
                                      ----------------------------
                                         High            Low
         ---------------------------  ------------  --------------
               First Quarter             $0.97          $0.44
               Second Quarter            $0.47          $0.34
               Third Quarter             $0.59          $0.34
               Fourth Quarter            $0.50          $0.25

                                      ----------------------------
             Fiscal Year Ended               Common Stock
             December 31, 2001        ----------------------------
                                         High            Low
         ---------------------------  ------------  --------------
               First Quarter             $0.50          $0.20
               Second Quarter            $0.27          $0.15
               Third Quarter             $0.25          $0.14
               Fourth Quarter            $0.30          $0.14


            First Quarter-- 2002
         (through March 25, 2002)        $0.29          $0.15

     The source for the high and low closing bids quotations is the National Quotation Bureau, Inc. and does not reflect inter-dealer prices, such quotations are without retail mark-ups, mark-downs or commissions, and may not represent actual transactions and have not been adjusted for stock dividends or splits. The closing bid and ask prices of the Company's common stock on March 25, 2002 were $0.19 and $0.19 per share, respectively.

     During each quarter of 1999 and 1998, the Company's Board of Directors declared a per share cash dividend as follows:

                     Period             1999           1998
              ---------------------  ------------  --------------
                 First Quarter         $0.010         $0.010
                 Second Quarter         0.010          0.010
                 Third Quarter          0.010          0.010
                 Fourth Quarter         0.010          0.010
                                        -----          -----
                Total per share        $0.040         $0.040
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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Caution Regarding Forward-Looking Statements

     Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

     Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

     Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations

     Year ended December 31, 2001 as compared to year ended December 31, 2000. Bar and restaurant sales decreased by approximately 18% in 2001. Bar and restaurant sales were $2,888,761 in 2001 compared to $3,540,869 in 2000. The decrease in bar and restaurant sales was due to the increased enforcement by the City of Dallas of its Sexually Oriented Business Ordinance and the resulting litigation between the Company and other Dallas cabaret operators and the City of Dallas. The Sexually Oriented Business Ordinance restricts the attire and dancing activities at the Company's Million Dollar Saloon, and other local adult cabarets, which has resulted in a decrease in patron attendance at the Company's facilities. Management is unable to assess the long-term impact of this continuing litigation. See "Item 3 - Legal Proceedings." Also, as a result of the September 11, 2001 tragedy, customer attendance decreased during the last quarter of fiscal 2001.

     Management's continues to direct it's efforts towards customer service and increasing sales through effective marketing and advertising methods to maintain and increase its bar and restaurant patronage and comply with current regulatory conditions and environment.

     The Company's rental income declined by approximately $209,000 to approximately $571,000 in 2001 from approximately $780,000 in 2000. The most significant factor to this decrease was a renegotiated lease with entities controlled by Duncan Burch, one of the Company's controlling shareholders, during the first quarter. On January 30, 2001, the Company's Board of Directors approved an amendment to the lease agreement covering the property owned by Corporation Lex, a Company subsidiary. The amendment provides that effective January 1, 2001, the base rental will be reduced from $4,750 per week to $1,000 per week. Additionally, the amended lease provided that the Company, as landlord, shall receive 10% of the gross revenues generated from the business located at the property, payable quarterly, until termination of the lease in May 2002. As of December 31, 2001, the Company is due approximately $57,000 in additional rents over and above the required weekly payment as calculated on the gross sales of the tenant.

     The modification of this lease agreement was the result of negotiations between the Company and representatives of the tenant, who is affiliated with Duncan Burch, one of the Company's controlling shareholders and an officer and director of the Company. Such modifications were requested by the tenant as a result of decreasing revenues of the tenant's adult cabaret operation located on the property. The tenant had advised the Company that if the lease was not modified, it may be compelled to close its business operations.

     Cost of sales experienced decreases to approximately $1,794,000 for 2001 as compared to approximately $2,179,000 for 2000. During 2001, the Company began treating all entertainers as independent contractors, including the maintenance and issuance of Form 1099, as required by the Internal Revenue Service and the Department of Labor. This change in employment policy and treatment created a decline in both dance revenues and entertainer compensation as all table dances are now negotiated directly between the entertainer and the Company's patrons. Key areas of management focus for cost of sales expenditure control are principally food and beverage costs. Gross profit percentages remain relatively constant at 48.14% ($1,665,000) for 2001 versus 49.56% ($2,141,000) for 2000.
Cost controls over purchasing, inventory management protocols and labor management are continuously monitored to improve gross profit percentages.

     General and administrative expenses were approximately $1,473,000 for 2001 as compared to approximately $1,997,000 in 2000. The overall decrease of approximately $524,000 was caused by reduced executive compensation and savings in general operating expenses as a result of various operational controls and monitoring. The Company anticipates relatively constant expenditure levels for general operating expenses in future periods and management continues to monitor its expenditure levels to achieve optimum financial results.

     Net income before income taxes was approximately $221,000 for 2001 versus approximately $169,000 for 2000. After-tax net income decreased by approximately $34,000 from approximately $141,000 for 2000 to approximately $107,000 for 2001. The Company experienced earnings per share of approximately $0.02 and $0.02 per share for 2001 and 2000, respectively.

     As a general rule, the Company's adult cabaret operations experience unpredictable fluctuations as a result of the overall economic state of the U.
S. economy, visitation levels related to visitor, convention and business travel levels and impacts related to the City of Dallas' various enforcement actions and on-premises monitoring of entertainer conduct. Management makes it's best efforts to timely adjust its expenditure levels to these events as they occur in order to maintain profitability.

     Year ended December 31, 2001 as compared to the year ended December 31, 2000. Bar and restaurant sales were approximately $3,541,000 in 2000 compared to $2,948,000 in 1999, for an increase of approximately 17%. Rental Income increased from $698,000 in 1999 to $780,000 in 2000. The increase was due to a one-time cash receipt for the usage of a right-of-way easement on one parcel of rental property.

     Cost of sales  increased by $393,000 from  $1,787,000 in 1999 to $2,179,000 in 2000. The increase is related to an approximate $296,000 increase in direct labor and an approximate $97,000 increase in purchases of inventories, consumable supplies and related State excise taxes. These increases were directly related to the corresponding increase in bar and restaurant sales, including additional personnel to properly service the increase in patronage. During 1999 and 2000, the Company treated all entertainers as employees, and as such, table dance revenues were reported as revenues of the Company and a corresponding cost of sales expense was recognized for entertainer compensation. This situation changed during 2001 as previously discussed.

     The Company experienced relatively consistent gross profit percentages of approximately 49% in 2000 and 51% in 1999. Management attributes the decrease in gross profit percentage to the increased direct labor costs. The Company explored all possible opportunities to maintain its gross profit percentages to a level of over 50%.

     General and administrative expenses increased from approximately $1,607,000 in 1999 as compared to $1,997,000 in 2000. Of this change, the Company experienced an increase of approximately $363,000 in salaries, wages and related expenses. Management attributes this increase to an increase of management's salaries and bonuses and the employment of Laird Boles as General Manager of the Company's Million Dollar Saloon. Further, the Company experienced an approximate $9,000 increase in general operating expenses which were a result of additional advertising expenses and general inflationary increases in the cost of goods and services in the Dallas-Ft. Worth Metroplex. The Company monitors all expenses on a monthly basis to control costs and optimize its operations.

     For the reasons discussed above, income from operations in 2000 was approximately $145,000 as compared to approximately $252,000 in 1999. The Company realized income before income taxes of approximately $273,000 in 1999 and approximately $168,000 in 2000. Interest income remained approximately

$21,000 for 1999 as compared to $24,000 in 2000. Interest income in future periods will fluctuate depending on the amount of surplus cash reserves that the Company may or may not have available for investment.

     The Company had net income of approximately $141,000 in 2000 as compared to $184,000 in 1999. Management attributes the decrease in net income as a result of increased direct labor costs. The Company had earnings per share (both basic and fully diluted) of approximately $0.03 in 1999 as compared to $0.02 in 2000.

     As a general rule, the bar and restaurant operations decrease during the summer months of June, July and August due to the lack of convention activity in Dallas, Texas and the availability of other recreational and vacation activity by the patronage. No significant financial impact on the operations is caused by this repetitive seasonal decline.

Liquidity and Capital Resources

     As of December 31, 2001 and 2000, the Company had working capital of approximately $809,000 and $611,000, respectively. Included in the positive working capital balances is cash of approximately $939,000 and $727,000, respectively. The 2001 balance also includes a trade accounts receivable for rental income of approximately $57,000 due from an entity controlled by Duncan Burch, a Company shareholder, officer and director.

     The Company experienced positive cash flows from operations of approximately $215,000 in 2001 and approximately $335,000 in 2000. The decrease in this area is directly attributable to reduced patronage in the Company's adult cabaret and decreased rental income amounts from an entity controlled by Duncan Burch, a Company shareholder, officer and director.

     The Company has identified no significant capital requirements for 2002, other than normal repair and replacement activity at the Company's commercial rental properties and the adult entertainment lounge and restaurant facility. Liquidity requirements mandated by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management.

     Future operating liquidity and debt service are expected to be sustained from continuing operations. Additionally, management is of the opinion that there is additional potential availability of incremental mortgage debt and the opportunity for the sale of additional common stock through either private placements or secondary public offerings.

     For all periods prior to 2001, the Company treated all entertainers as employees whereas other similar facilities may or may not have treated their entertainers as independent contractors. During 2001, as a result of certain related court and/or tax rulings, the Company began classifying all entertainers as independent contractors, including the maintenance and issuance of Form 1099, as required by the Internal Revenue Service and the Department of Labor. This change in employment policy and treatment created a decline in both dance revenues and entertainer compensation as all table dances are now negotiated directly between the entertainer and the Company's patrons. Management is of the opinion that it's actions, policies and procedures, as predicated on promulgated court and administrative rulings, will cause an insignificant risk to both future operations and profitability for any potential assessment of payroll and related taxes in the future by regulatory authorities.

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


PART II

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

           Name         Age             Position with the Company          Director Since
     ---------------   -----   -----------------------------------------   --------------
     Nick Mehmeti(1)    43     President, Chief Executive Officer, Chief   January 2000
                               Financial Officer and Director
     Duncan Burch(1)    43     Executive Vice President and Director       January 2000
     Dewanna Ross(2)    46     Secretary and Treasurer
--------------------

(1) On January 18, 2000, Messrs. Mehmeti and Burch were initially elected directors of the Company. On January 19, 2000, Mr. Mehmeti was elected as the President and Chief Executive Officer and Mr. Burch was elected as Executive Vice President of the Company. On March 2, 2001, the Board of Directors elected Mr. Mehmeti as Chief Financial Officer.
(2) Ms. Ross served as Vice President of Operations and Chief Operating Officer from January 19, 2000 to January 10, 2002 and as a director of the Company from 1995 to January 10, 2002.

     Nick Mehmeti has served as the Company's President, Chief Executive Officer and a director since January 2000 and as the Company's Chief Financial Officer since March 2, 2001. For at least the last fifteen years Mr. Mehmeti and his affiliates have owned and operated restaurants and adult cabarets in the Dallas-Fort Worth Metroplex. Mr. Mehmeti will devote as much of his time as is necessary to perform his duties as President, Chief Executive Officer, Chief Financial Officer and a director of the Company.

     Duncan Burch has served as the Company's Executive Vice President and a director since January 2000. Mr. Burch and his affiliates have owned and operated restaurants and adult cabarets in the Dallas-Fort Worth Metroplex for at least the past ten years. Mr. Burch will devote as much of his time as is necessary to perform his duties as an officer and a director of the Company.

     Dewanna Ross served as a director of the Company from 1995 to January 10, 2002 and as President and Chief Executive Officer of the Company from July 1999 to January 2000. In January 2000, she was elected Vice President of Operations and Chief Operating Officer of the Company and served in this capacity until January 10, 2002. She currently serves as the Secretary-Treasurer of the Company. Ms. Ross is responsible for the development of the corporate procedures, including the hiring and training of corporate staff and the day-to-day administration of the Company's operations. Ms. Ross has a Bachelor of Arts degree from the University of Texas as Dallas.

Board of Directors and Committee Meetings Attendance

     During the fiscal year ended December 31, 2001, the Board acted on one occasion by written unanimous consent of the Board of Directors in lieu of meeting and held one meeting. The Company does not have any committees. The Company currently does not pay a director fee for attending scheduled and special meetings of the Board of Directors. The Company pays expenses of all of the its directors in attending meetings.

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

     Based solely on a review of reports furnished to the Company or written representatives from the Company's directors and executive officers during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year were complied with.


ITEM 10.          EXECUTIVE COMPENSATION

     Laird  Boles,  who is not an officer or director of the  Company,  received
$225,000 compensation during 2001. Mr. Bales is primarily responsible for the management of the Company's Million Dollar Saloon and related personnel supervision. No executive officer of the Company received remuneration in excess of $100,000 during 2001. The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities for the Company to its President and Chief Executive Officer. All other compensation related tables required to be reported have been omitted as there has been no applicable compensation awarded to, earned by or paid to any of the Company's executive officers in any fiscal year to be covered by such tables.

                                                      Summary Compensation Table

                                             Annual Compensation      Long-Term Compensation
                                           -----------------------   -------------------------
                                                                              Awards             Payouts
                                                                     -------------------------   -------
                                                          Other      Restricted    Securities                 All
                                            Salary/      Annual        Stock       Underlying      LTIP       Other
           Name/Title               Year     Bonus    Compensation     Awards     Options/SARS   Payouts   Compensation
---------------------------------   ----   --------   ------------   ----------   ------------   -------   ------------
Nick Mehmeti, President, Chief      2001   $84,000         NA            NA            NA           NA         $-0-
   Executive Officer
Nick Mehmeti, President, Chief      2000   $191,162        NA            NA            NA           NA         $-0-
   Executive Officer(1)
Dewanna Ross, President and Chief   2000   $               NA            NA            NA           NA         $-0-
   Executive Officer(2)             1999    4,200          NA            NA            NA           NA         $-0-
                                           $ 36,400
Nina Furrh, President and Chief     1999   $ 66,000        NA            NA            NA           NA         $-0-
   Executive Officer(3)
--------------------


(1) Mr. Mehmeti was employed by the Company during 2000 as President and Chief Executive Officer at an annual salary of $130,000. In December 2000, Mr. Mehmeti received a bonus of $81,162. On January 30, 2001, Mr. Mehmeti agreed to reduce his annual salary to $78,000.
(2) Ms. Ross was elected President and Chief Executive Officer in July 1999 to replace Nina Furrh. Subsequently, in January 2000 she resigned as President and Chief Executive Officer and was elected as Vice President of Operations and Chief Operating Officer, a position she held until January 10, 2002. The $36,400 paid during 1999 and $4,200 paid in 2000 represents Ms. Ross' salary while she served as President and Chief Executive Officer.
(3) Ms. Furrh was elected President and Chief Executive Officer in February 1998. In July 1999, Ms. Furrh resigned as President and Chief Executive Officer.

Director Compensation

     The Company does not currently pay a director fee for attending scheduled and special meetings of the Board of Directors. The Company pays the expenses of all of its directors in attending board meetings.

Indebtedness of Directors and Senior Officers

     Except  as set  forth  in  Item  12 -  Certain  Relationships  and  Related
Transactions, none of the directors or officers of the Company or their respective associates or affiliates is indebted to the Company. The Company has two lease agreements with corporations affiliated with Duncan Burch, Executive Vice President and director of the Company. See "Certain Relationships and Related Transactions."

Committees of the Board of Directors and Meeting Attendance

         There are no audit, compensation or other committees of the Board of Directors of the Company.

Family Relationships

     There are no family relationships among the Company's directors or officers.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 25, 2002 relating to the beneficial ownership of shares of Common Stock by (i) each person who owns beneficially more than 5% of the outstanding shares of Common
Stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all executive officers and directors of the Company as a group.

                                                                              Percentage of
     Name(1)                                             Number of Shares   Common Stock Owned
     -------------------------------------------------   ----------------   ------------------
     Nick Mehmeti(2)..................................   2,419,787(3)            39.5%
     Duncan Burch(2)..................................   2,075,787(3)            33.9%
     Dewanna Ross(4)..................................      34,350(5)              *
     J.M. Tibbals as Trustee for The Irrevocable
       Equity Trust No. 1(6)..........................     451,558               7.9%
     Officers and Directors as a group (3 persons)....   4,129,924(7)            67.4%
--------------------

*Less than 1%
(1) Unless otherwise indicated, the persons listed have sole voting and investment powers with respect to all such shares.
(2) Mr. Mehmeti is the President, Chief Executive Officer, Chief Financial Officer and a director of the Company and Mr. Burch is the Executive Vice President and a director of the Company. The mailing address for Messrs. Mehmeti and Burch is c/o the Company, 6848 Greenville Ave., Dallas, Texas 75231.
(3) Includes an option to purchase 400,000 shares of the Common Stock of the Company for $440,000 ($1.10 per share) which is jointly owned by Messrs. Mehmeti and Burch and may be exercised in whole or in part at any time until October 18, 2004 when the option expires.
(4)  Dewanna Ross is the Secretary and Treasurer of the Company.
(5) Includes 4,000 shares owned by Ms. Ross and 30,350 shares held in a custodian account for the benefit of Solon Weaver. Ms. Ross disclaims any ownership interest in the 30,350 shares held in the custodian account, but she does have voting authority of such shares.
(6) The mailing address for The Irrevocable Equity Trust No. 1 is c/o J.M. Tibbals, Arter & Hadden, 1717 Main Street, Suite 4100, Dallas, Texas 75201.
(7) Includes 400,000 shares which are subject to an option jointly held by Messrs. Mehmeti and Burch which may be exercised at any time until October 18, 2004 and 30,350 shares held in a custodian account over which Dewanna Ross has voting power.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On January 30, 2001, the Board of Directors, with Duncan Burch absent and non-voting, approved an amendment to the lease agreement covering the Northwest Highway property. The amendment provides that effective January 1, 2001, the base rental will be reduced from $4,750 per week to an amount equal to 10% of the gross revenues generated from the business located at the property, payable quarterly, until termination of the lease in May 2002, with a minimum weekly payment of $1,000 which will be credited against the quarterly percentage rent. The minimum rent payment under the amended lease agreement shall not be less than $1,000 per week. During 2001 the Company received $52,000 in lease payments for this property. At December 31, 2001, the lessee owed $56,866 for accrued rent for this property. The modification of the lease agreement was the result of negotiations between the Company and representatives of the tenant. Such modifications were requested by the tenant as a result of substantial decreasing revenues of the tenant's adult cabaret operation located on the property. The tenant had previously advised the Company that if the lease was not modified, it may be compelled to close its business operations and exercise the termination provision in the lease agreement. The business is owned by an affiliated corporation of Duncan Burch, an officer and director of the Company. See "Management."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Financial Statements and Exhibits

1. Financial Statements. The following financial statements are submitted as part of this report:

                                                                            Page
                                                                            ----

     Report of Independent Certified Public Accountants                      F-2
     Consolidated Balance Sheets - December 31, 2001 and 2000                F-3
     Consolidated Statements of Income and Comprehensive Income -
              Years Ended December 31, 2001 and 2000                         F-4
     Consolidated Statements of Changes in Shareholders' Equity -
              Years Ended December 31, 2001 and 2000                         F-5
     Consolidated Statement of Cash Flows -
              Years Ended December 31, 2001 and 2000                         F-6
     Notes to Consolidated Financial Statements                              F-7

2.   Exhibits

     Exhibit Number                         Description
     --------------  -----------------------------------------------------------
          2.1*      Stock  Purchase  Agreement  dated  August  23,  1995  by and between Art Beroff and Bjorn Heyerdahl.
          2.2*      Stock  Purchase  Agreement  dated  August  23,  1995  by and between  Joseph  MacDonald,  Goodheart  Ventures,  Inc., and
                    Bjorn Heyerdahl.
          2.3*      Stock  Purchase  Agreement  dated  September  7, 1995 by and among Million Dollar Saloon, Inc., Goodheart Ventures, Inc., and certain individuals.
          2.4*      Addendum and Modification to Stock Purchase  Agreement dated
                    September  19, 1995,  by and among  Million  Dollar  Saloon,
                    Inc., Goodheart Ventures, Inc., and certain individuals.
          2.5*      Stock  Exchange  Agreement  dated  September  7, 1995 by and among Million Dollar Saloon, Inc., Goodheart Ventures, Inc., and J.M. Tibbals,  Trustee for Irrevocable  Equity Trust No.
                    1.
          2.6*      Addendum and Modification to Stock Exchange  Agreement dated
                    September  19, 1995,  by and among  Million  Dollar  Saloon,
                    Inc.,  Goodheart Ventures,  Inc., and J.M. Tibbals,  Trustee
                    for Irrevocable Equity Trust No. 1.
          2.7*      Agreement  and Plan of Merger  dated  October 5, 1995 by and between  Million Dollar Saloon,  Inc., a Texas  corporation, and Goodheart Ventures, Inc., a Nevada corporation.
          2.8**     Addendum and  Modification to Stock Purchase  Agreement made and entered into the 7th day of September  1995 by and among
                    Million Dollar Saloon, Inc.,  Goodheart Ventures,  Inc., and
                    certain individuals dated October 31, 1995.
          3(i)*     Articles  of  Incorporation  of The  Company,  as amended to date.
          3(ii)*    Bylaws of the Company.
          3(iii)**  Amended and Restated Bylaws of the Company effective July 9,
                    1999.
          4.1*      Specimen Common Stock Certificate.
          10.1*     Leases of Properties.
          10.2*     Promissory  Note for $750,000  with Abrams  Centre  National
                    Bank dated September 22, 1995.
          10.3***   Modification  of Lease  Agreement  dated  January  31,  2001 between Corporation Lex and MD II Entertainment, Inc.
          21.1*     Subsidiaries of the Company.
--------------------

*    Incorporated  by reference to the Company's  Form 10-SB filed  December 26,
     1995.
** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.
***  Filed herewith.

(b)  Reports on Form 8-K.

     There were no reports on Form 8-K filed with the SEC during the last quarter of fiscal year ended December 31, 2001.

                                   SIGNATURES

     In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2002.

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

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

     Signature                        Title                            Date

 /s/ Nick Mehmeti       President, Chief Executive Officer,       March 28, 2002
------------------      Chief Financial Officer and Director
Nick Mehmeti

  /s/ Duncan Burch      Executive Vice President and Director     March 28, 2002
------------------
Duncan Burch

                           MILLION DOLLAR SALOON, INC.
                                AND SUBSIDIARIES

                              Financial Statements
                                       and
                                Auditor's Report

                           December 31, 2001 and 2000












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

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                           F-2

     Consolidated Balance Sheets
         as of December 31, 2001 and 2000                                    F-3

     Consolidated Statements of Income and Comprehensive Income
         for the years ended December 31, 2001 and 2000                      F-4

     Consolidated Statements of Changes in Shareholders' Equity
         for the years ended December 31, 2001 and 2000                      F-5

     Consolidated Statements of Cash Flows
         for the years ended December 31, 2001 and 2000                      F-6

     Notes to Consolidated Financial Statements                              F-7

S. W. HATFIELD, CPA
certified public accountants

Member: Texas Society of Certified Public Accountants
        Press Club of Dallas


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



Board of Directors and Shareholders
Million Dollar Saloon, Inc.

We have audited the consolidated balance sheets of Million Dollar Saloon, Inc. and Subsidiaries (a Nevada corporation and Texas corporations, respectively) as of December 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the two years then ended, respectively. These consolidated financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Million Dollar Saloon, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the two years then ended, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.


                                         S. W. HATFIELD, CPA
Dallas, Texas
January 24, 2002

                      Use our past to assist your futuresm

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                             F-2                      SWHCPA@aol.com


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000

                                                         Year Ended      Year Ended
                                                        December 31,    December 31,
                                                             2001            2000
                                                        ------------    ------------
                                     ASSETS
                                     ------
Current Assets
    Cash on hand and in bank                            $    938,785    $    727,043
    Accounts receivable - trade and other                     56,866            --
    Prepaid Federal income taxes receivable                     --            33,141
    Inventory                                                 19,417          22,844
    Prepaid expenses                                            --             8,737
                                                        ------------    ------------
       Total current assets                                1,015,068         791,765
                                                        ------------    ------------

Property and Equipment - At Cost
    Buildings and related improvements                     2,017,514       2,017,514
    Furniture and equipment                                  867,087         864,459
                                                        ------------    ------------
                                                           2,884,601       2,881,973
    Less accumulated depreciation                         (1,809,613)     (1,718,248)
                                                        ------------    ------------
                                                           1,074,988       1,163,725
    Land                                                     741,488         741,488
                                                        ------------    ------------
       Net property and equipment                          1,816,476       1,905,213
                                                        ------------    ------------

Other Assets                                                   4,725           5,475
                                                        ------------    ------------

Total Assets                                            $  2,836,269    $  2,702,453
                                                        ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
    Accounts payable - trade                            $     12,057    $      7,464
    Accrued liabilities                                      113,070         166,800
    Accrued income taxes payable                              74,400            --
    Tenant deposits                                            6,500           6,500
                                                        ------------    ------------
       Total current liabilities                             206,027         180,764
                                                        ------------    ------------

Long-Term Liabilities
    Deferred tax liability                                   134,524         133,101
                                                        ------------    ------------
       Total liabilities                                     340,551         313,865
                                                        ------------    ------------

Commitments and Contingencies

Shareholders' Equity
    Preferred stock - $0.001 par value
       5,000,000 shares authorized
       None issued and outstanding
    Common stock - $0.001 par value
       50,000,000 shares authorized
       5,731,778 and 5,731,778 issued and
       outstanding, respectively                               5,732           5,732
    Retained earnings                                      2,489,986       2,382,856
                                                        ------------    ------------
       Total shareholders' equity                          2,495,718       2,588,588
                                                        ------------    ------------

Total Liabilities and Shareholders' Equity              $  2,836,269    $  2,702,453
                                                        ============    ============


The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-3



                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     Years ended December 31, 2001 and 2000


                                                          Year Ended      Year Ended
                                                         December 31,    December 31,
                                                              2001            2000
                                                         ------------    ------------
Revenues
    Bar and restaurant sales                             $  2,888,761    $  3,540,869
    Rental income                                             570,095         779,928
                                                         ------------    ------------
       Total revenues                                       3,458,856       4,320,797
                                                         ------------    ------------

Cost of Sales - Bar and Restaurant Operations
    Direct labor                                            1,159,756       1,540,080
    Purchases                                                 633,908         639,365
                                                         ------------    ------------
       Total cost of sales                                  1,793,664       2,179,445
                                                         ------------    ------------

Gross Profit                                                1,665,192       2,141,352
                                                         ------------    ------------

Operating Expenses
    Salaries, wages and related expenses                      503,086         862,842
    Consulting, management and other professional fees        204,906         199,599
    Rental expenses, principally taxes                         67,968          65,420
    Interest expense                                             --             2,129
    Other operating expenses                                  604,896         759,944
    Depreciation and amortization                              92,481         106,908
                                                         ------------    ------------
       Total operating expenses                             1,473,337       1,996,842
                                                         ------------    ------------

Income from Operations                                        191,855         144,510

Other Income (Expenses)
    Interest income and other items                            28,908          24,252
                                                         ------------    ------------

Income before Income Taxes                                    220,763         168,762

Provision for Income Taxes
    Currently payable                                        (112,209)        (34,282)
    Deferred                                                   (1,424)          6,147
                                                         ------------    ------------

Net Income                                                    107,130         140,627

Other Comprehensive Income                                       --              --
                                                         ------------    ------------

Comprehensive Income                                     $    107,130    $    140,627
                                                         ============    ============

Earnings per share of common stock
    outstanding, computed on net income -
    basic and fully diluted                              $      0.02    $      0.02
                                                         ===========    ===========

Weighted-average number of shares outstanding              5,731,778      5,731,778
                                                         ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-4

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 2001 and 2000



                                  Common Stock                         Total
                             -----------------------    Retained   shareholders'
                              # shares      Amount      earnings      equity
                             ----------   ----------   ----------   ----------
Balances at                   5,731,778   $    5,732   $2,242,229   $2,247,961
    January 1, 2000


Net income for the year            --           --        140,627      140,627
                             ----------   ----------   ----------   ----------

Balances at
    December 31, 2000         5,731,778        5,732    2,382,856    2,388,588


Net income for the year            --           --        107,130      107,130
                             ----------   ----------   ----------   ----------

Balances at
         December 31, 2001    5,731,778   $    5,732   $2,489,986   $2,495,718
                             ==========   ==========   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-5


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2001 and 2000



                                                             Year Ended     Year Ended
                                                            December 31,   December 31,
                                                                2001            2000
                                                            -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                              $   107,130    $    140,627
    Adjustments to reconcile net income to net cash
       provided by operating activities
         Depreciation and amortization                           92,481         106,908
         Deferred income taxes                                    1,423          (6,147)
         (Increase) decrease in
           Accounts receivable - trade                          (48,129)          1,011
           Prepaid income taxes                                  33,141         (12,802)
           Inventory                                              3,427           8,818
         Increase (decrease) in
           Accounts payable and other accrued liabilities       (49,137)         96,488
           Accrued federal income taxes payable                  74,400            --
                                                            -----------    ------------

Net cash provided by operating activities                       214,736         334,903
                                                            -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Principal collections on note receivable                       --            35,179
    Purchases of property and equipment                          (2,994)        (56,297)
                                                            -----------    ------------

Net cash used in investing activities                            (2,994)        (21,118)
                                                            -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on long-term debt                                     --          (139,657)
    Dividends paid                                                 --           (57,318)
                                                            -----------    ------------

Net cash provided by (used in) financing activities                --          (196,975)
                                                            -----------    ------------

INCREASE IN CASH AND CASH EQUIVALENTS                           211,742         116,810

Cash and cash equivalents at beginning of year                  727,043         610,233
                                                            -----------    ------------

Cash and cash equivalents at end of year                    $   938,785    $    727,043
                                                            ===========    ============

SUPPLEMENTAL DISCLOSURES OF
    INTEREST AND INCOME TAXES PAID
       Interest paid on borrowings                          $      --      $      2,129
                                                            ===========    ============
       Income taxes paid                                    $     4,669    $     47,084
                                                            ===========    ============

The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-6

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000


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

These financial statements reflect the books and records of Million Dollar Saloon, Inc., Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for the years ended December 31, 2001 and 2000, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.

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

2.   Accounts Receivable and Revenue Recognition
     -------------------------------------------

     In the normal course of business, the Company extends unsecured credit to virtually all of its tenants related to rental property operations and accepts cash or nationally issued bankcards as payment for goods and services in its adult lounge and entertainment facility. Bankcard charges are normally paid by the clearing institution within three to fourteen days from the date of presentation by the Company.

     As of December 31, 2000, all lessors of Company rental property, by virtue of a change in control of the Company, are entities controlled by a Company shareholder, officer and director. All lease rental payments are due in advance on the first day of the week for that week. All revenue sources are located either in Dallas or Tarrant County, Texas.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


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

7.   Earnings per share
     ------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of
     issuance,   whichever  is  later.   As  of  December  31,  2001  and  2000,
     respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE C - CONCENTRATIONS OF CREDIT RISK

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

NOTE D - NOTE RECEIVABLE

The Company maintains its cash accounts in financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended December 31, 2001 and 2000, respectively, each entity listed below had credit risk exposures in excess of statutory FDIC coverage:


                                       Highest     Lowest     Number of days
                                       exposure    Exposure   with exposure
                                       --------    --------   --------------
     Year ended December 31, 2001
     ----------------------------

         Tempo Tamers, Inc.
           Bank A                      $110,213    $  2,956        200

         Don, Inc.
           Bank A                      $ 70,747    $ 14,247         78
           Bank B                      $297,579    $ 45,823        365

         Corporation Lex
           Bank B                      $ 32,065    $ 28,843        365

     Year ended December 31, 2000
     ----------------------------

         Million Dollar Saloon, Inc.
           Bank A                      $348,804    $ 13,804         75

         Tempo Tamers, Inc.
           Bank A                      $ 75,886    $     22        171

         Don, Inc.
           Bank A                      $195,323    $  1,020        186
           Bank B                      $297,579    $167,856        101

         Corporation Lex
           Bank A                      $ 14,872    $  3,935         27
           Bank B                      $100,086    $ 29,795        101

The Company has incurred no losses during 2001 or 2000 as a result of any of these unsecured situations.


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE E - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2001 and 2000:

                                      December 31,   December 31,     Estimated
                                           2001           2000          life
                                      ------------   ------------   ------------
Buildings and related improvements    $  2,017,514   $  2,017,514   15-40 years
Furniture and equipment                    867,087        864,459    5-10 years
                                      ------------   ------------

                                         2,884,601      2,881,973
Less accumulated depreciation           (1,809,613)    (1,718,248)
                                      ------------   ------------

                                         1,074,988      1,163,725
Land                                       741,488        741,488
                                      ------------   ------------

Net property and equipment            $  1,816,476   $  1,905,213
                                      ============   ============

Depreciation expense for the years ended December 31, 2001 and 2000 was $91,731 and $91,119, respectively.

NOTE F - INCOME TAXES

The components of income tax expenses (benefit) for the years ended December 31, 2001 and 2000, respectively, are as follows:

                                                    Year ended      Year ended
                                                   December 31,    December 31,
                                                           2001            2000
                                                   ------------    ------------
     Federal:
         Current                                   $    112,209    $     34,282
         Deferred                                        (1,424)         (6,147)
                                                   ------------    ------------
                                                        107,130          28,135
                                                   ------------    ------------

     State:
         Current                                           --              --
         Deferred                                          --              --
                                                   ------------    ------------
                                                           --              --
                                                   ------------    ------------
     Total                                         $    107,130    $     28,135
                                                   ============    ============

The Company's income tax expense (benefit) for the years ended December 31, 2001 and 2000, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                               Year ended      Year ended
                                                              December 31,    December 31,
                                                                   2001            2000
                                                              ------------    ------------
     Statutory rate applied to earnings before income taxes   $     75,059    $     57,379
     Increase (decrease) in income taxes resulting from:
         State income taxes                                           --              --
         Deferred income taxes                                      (1,424)         (6,147)
         Effect of incremental tax brackets and the
           application of business tax credits                      33,495         (23,097)
                                                              ------------    ------------

              Income tax expense                              $    107,130    $     28,135
                                                              ============    ============

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE F - INCOME TAXES - Continued

The deferred current tax asset and non-current deferred tax liability on December 31, 2001 and 2000, respectively, balance sheet consists of the following:

                                                   December 31,    December 31,
                                                        2001            2000
                                                   ------------    ------------

     Non-current deferred tax liability            $   (134,524)   $   (133,101)
                                                   ------------    ------------

The non-current deferred tax liability results from the usage of statutory accelerated tax depreciation and amortization methods.

NOTE G - CAPITAL STOCK TRANSACTIONS

On  March  19,  1998,  the  Company  entered  into a  Stock  Purchase  Agreement
(Agreement) with an unrelated individuFal. The Agreement contained a "second closing" clause, as amended, whereby the individual may acquire an additional 400,000 shares of restricted, unregistered common stock at a price of $1.10 per share on or before the close of business on October 18, 2004. As of December 31, 2001, no shares of common stock have been issued in accordance with the "second closing" portion of the Agreement.

NOTE H - COMMITMENTS

The Company leases commercial real estate to entities controlled by a Company shareholder, officer and director on both short and long-term operating leases. The leases require minimum weekly lease payments, plus reimbursement for annual property taxes. The respective tenants are responsible for normal maintenance and repairs, insurance and other direct operating expenses related to the property. As of December 31, 2001, future minimum non-cancellable lease revenues are as follows:

            Year ending
           December 31,        Amount
           ------------     ------------
              2002          $    294,200
              2003               169,750
                            ------------

              Total         $    463,950
                            ============

NOTE I - SEGMENT INFORMATION

The Company operates with a centralized management structure and has two identifiable operating segments: an adult entertainment lounge and restaurant located in Dallas, Texas and commercial rental real estate located in Dallas and Tarrant Counties, Texas. All revenues are generated operations in these geographic areas. As of December 31, 2001 and 2000, respectively, all rental revenues are derived from entities controlled by a Company shareholder, officer and director. Approximately 16.5% and 18.1% of total revenues for 2001 and 2000, respectively, came from related parties.


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE I - SEGMENT INFORMATION - Continued


                                       Restaurant           Rental        General and
                                        Facility         real estate     administrative       Total
                                      --------------    --------------   --------------   --------------
Year ended December 31, 2001
    Revenue from external customers   $    2,888,761    $         --     $         --         $ 2,888,761
    Revenue from related parties                --             570,095             --             570,095
    Revenue (expenses) from/to
       intercompany sources                 (240,000)          280,500           40,500              --
    Interest income                             --              11,439           16,978            28,417
    Interest expense                            --                --               --                --
    Depreciation and amortization             33,472            70,448             --              92,481
    Income tax expense (benefit)             (89,621)           84,083          119,171           113,633
    Segment assets                           367,418         2,101,720          367,131         2,836,269
    Fixed asset expenditures                   2,994              --               --               2,994

Year ended December 31, 2000

    Revenue from external customers   $    3,540,869    $         --     $         --         $ 3,540,869
    Revenue from related parties                --             779,928             --             779,928
    Revenue (expenses) from/to
       intercompany sources                 (240,000)          350,000          (65,000)             --
    Interest income                             --              12,063           17,448            29,511
    Interest expense                            --                --              2,129             2,129
    Depreciation and amortization             32,860            66,517            7,531           106,908
    Income tax expense (benefit)            (114,021)           93,283           48,873            28,135
    Segment assets                           270,727         2,076,369          355,357         2,702,453
    Fixed asset expenditures                  56,297              --               --              56,297


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE J - SELECTED FINANCIAL DATA (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000, respectively.



                                    Quarter ended   Quarter ended   Quarter ended   Quarter ended    Year ended
                                      March 31,        June 30,     September 30,   December 31,    December 31,
                                    -------------   -------------   -------------   -------------   -------------
Calendar 2001
    Restaurant sales                $     874,569   $     826,708   $     762,654   $     424,830   $   2,888,761
    Rental income - Related party         135,896         125,775         125,775         182,649         570,095
    Gross profit                          405,767         370,284         428,030         461,111       1,665,192
    Net earnings                           42,861          13,210          37,646          13,413         107,130
    Basic and fully diluted
       earnings per share                    0.01             nil            0.01             nil            0.02
    Weighted-average
       number of shares
       issued and outstanding           5,731,788       5,731,778       5,731,778       5,731,778       5,731,778


NOTE J - SELECTED FINANCIAL DATA (Unaudited) - Continued

                                    Quarter ended   Quarter ended   Quarter ended   Quarter ended    Year ended
                                      March 31,        June 30,     September 30,   December 31,    December 31,
                                    -------------   -------------   -------------   -------------   -------------
Calendar 2000
    Restaurant sales                $   1,000,831   $     975,582   $   1,015,371   $     549,085   $   3,540,869
    Rental income - Related party         166,025         174,525         174,525         264,853         779,928
    Gross profit                          549,430         575,092         570,396         446,434       2,141,352
    Net earnings                          112,731         110,793         122,491        (205,388)        140,627
    Basic and fully diluted
       earnings per share                    0.02            0.02            0.02           (0.04)           0.02
    Weighted-average
       number of shares
       issued and outstanding           5,731,788       5,731,778       5,731,778       5,731,778       5,731,778


                                INDEX TO EXHIBITS

     Exhibit Number                         Description
     --------------  -----------------------------------------------------------
          2.1*      Stock  Purchase  Agreement  dated  August  23,  1995  by and between Art Beroff and Bjorn Heyerdahl.
          2.2*      Stock  Purchase  Agreement  dated  August  23,  1995  by and between  Joseph  MacDonald,  Goodheart  Ventures,  Inc., and
                    Bjorn Heyerdahl.
          2.3*      Stock  Purchase  Agreement  dated  September  7, 1995 by and among Million Dollar Saloon, Inc., Goodheart Ventures, Inc., and certain individuals.
          2.4*      Addendum and Modification to Stock Purchase  Agreement dated
                    September  19, 1995,  by and among  Million  Dollar  Saloon,
                    Inc., Goodheart Ventures, Inc., and certain individuals.
          2.5*      Stock  Exchange  Agreement  dated  September  7, 1995 by and among Million Dollar Saloon, Inc., Goodheart Ventures, Inc., and J.M. Tibbals,  Trustee for Irrevocable  Equity Trust No.
                    1.
          2.6*      Addendum and Modification to Stock Exchange  Agreement dated
                    September  19, 1995,  by and among  Million  Dollar  Saloon,
                    Inc.,  Goodheart Ventures,  Inc., and J.M. Tibbals,  Trustee
                    for Irrevocable Equity Trust No. 1.
          2.7*      Agreement  and Plan of Merger  dated  October 5, 1995 by and between  Million Dollar Saloon,  Inc., a Texas  corporation, and Goodheart Ventures, Inc., a Nevada corporation.
          2.8**     Addendum and  Modification to Stock Purchase  Agreement made and entered into the 7th day of September  1995 by and among
                    Million Dollar Saloon, Inc.,  Goodheart Ventures,  Inc., and
                    certain individuals dated October 31, 1995.
          3(i)*     Articles  of  Incorporation  of The  Company,  as amended to date.
          3(ii)*    Bylaws of the Company.
          3(iii)**  Amended and Restated Bylaws of the Company effective July 9,
                    1999.
          4.1*      Specimen Common Stock Certificate.
          10.1*     Leases of Properties.
          10.2*     Promissory  Note for $750,000  with Abrams  Centre  National
                    Bank dated September 22, 1995.
          10.3***   Modification  of Lease  Agreement  dated  January  31,  2001 between Corporation Lex and MD II Entertainment, Inc.
          21.1*     Subsidiaries of the Company.
--------------------
*    Incorporated  by reference to the Company's  Form 10-SB filed  December 26,
     1995.
** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.
***  Filed herewith.