Form 10QSB
period 2002-03-31
MILLION DOLLAR SALOON INC
filed 2002-05-13
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
     X    Quarterly Report Under Section 13 or 15(d) of The Securities  Exchange
    ---   Act of 1934


                  For the quarterly period ended March 31, 2002

          Transition Report Under Section 13 or 15(d of The Securities  Exchange
    ---   Act of 1934


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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 10, 2002: 5,731,778
                                                    ----------------------------

Transitional Small Business Disclosure Format (check one): YES    NO  X
                                                              ---    ---

                           Million Dollar Saloon, Inc.

                Form 10-QSB for the Quarter ended March 31, 2002

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         11


Part II - Other Information

  Item 1   Legal Proceedings                                                 12

  Item 2   Changes in Securities                                             13

  Item 3   Defaults Upon Senior Securities                                   13

  Item 4   Submission of Matters to a Vote of Security Holders               13

  Item 5   Other Information                                                 13

  Item 6   Exhibits and Reports on Form 8-K                                  13


Signatures                                                                   13




Item 1 - Part 1 - Financial Statements

                  Million Dollar Saloon, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             March 31, 2002 and 2001

                                   (Unaudited)
                                                              March 31,      March 31,
                                                                 2002           2001
                                                             -----------    -----------

                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                  $ 1,066,745    $   739,663
   Accounts receivable - trade                                    68,867           --
   Prepaid Federal income taxes                                     --           12,603
   Inventory                                                      19,155         22,566
   Prepaid expenses                                               38,231          3,675
                                                             -----------    -----------
     Total current assets                                      1,192,998        778,507
                                                             -----------    -----------

Property and Equipment - At Cost
   Buildings and related improvements                          2,017,514      2,017,514
   Furniture and equipment                                       867,452        865,596
                                                             -----------    -----------
                                                               2,884,966      2,883,110
   Less accumulated depreciation                              (1,832,888)    (1,741,098)
                                                             -----------    -----------
                                                               1,052,078      1,142,012
   Land                                                          741,488        741,488
                                                             -----------    -----------
     Net property and equipment                                1,793,566      1,883,500
                                                             -----------    -----------

Other Assets                                                       4,725          5,475
                                                             -----------    -----------

Total Assets                                                 $ 2,991,289    $ 2,667,482
                                                             ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable - trade                                  $    19,699    $    29,190
   Accrued liabilities                                            67,916         67,242
   Federal income taxes payable                                  129,900           --
   Tenant deposits                                                 6,500          6,500
                                                             -----------    -----------
     Total current liabilities                                   224,015        102,932
                                                             -----------    -----------

Long-Term Liabilities
   Deferred tax liability                                        134,524        133,101
                                                             -----------    -----------
     Total liabilities                                           358,539        236,033
                                                             -----------    -----------

Commitments and Contingencies

Shareholders' Equity
   Preferred stock - $0.001 par value
     5,000,000 shares authorized
     None issued and outstanding                                    --             --
   Common stock - $0.001 par value
     50,000,000 shares authorized
     5,731,778 shares issued and outstanding                       5,732          5,732
   Retained earnings                                           2,627,018      2,425,717
                                                             -----------    -----------
     Total shareholders' equity                                2,632,750      2,431,449
                                                             -----------    -----------

Total Liabilities and Shareholders' Equity                   $ 2,991,289    $ 2,667,482
                                                             ===========    ===========

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

                  Million Dollar Saloon, Inc. and Subsidiaries
                        Consolidated Statements of Income
                   Three months ended March 31, 2001 and 2000

                                   (Unaudited)

                                                    Three months   Three months
                                                        ended             ended
                                                       March 31,      March 31,
                                                          2002           2001
                                                     -----------    -----------
Revenues
   Bar and restaurant sales                          $   958,171    $   874,569
   Rental income                                         148,195        135,896
                                                     -----------    -----------
     Total revenues                                    1,106,366      1,010,465
                                                     -----------    -----------

Cost of Sales - Bar and Restaurant Operations            579,664        604,698
                                                     -----------    -----------

Gross Profit                                             526,702        405,767
                                                     -----------    -----------

Operating Expenses
   General and administrative expenses                   303,141        328,006
   Depreciation and amortization                          22,907         22,848
                                                     -----------    -----------
     Total operating expenses                            326,048        350,854
                                                     -----------    -----------

Income from Operations                                   200,654         54,913

Other Income (Expenses)
   Interest and other miscellaneous                        6,878          8,486
                                                     -----------    -----------

Income before Income Taxes                               207,532         63,399

Income Tax (Expense) Benefit
   Currently payable                                     (70,500)       (20,538)
   Deferred                                                 --             --
                                                     -----------    -----------

Net Income                                               137,032         42,861

Other Comprehensive Income                                  --             --
                                                     -----------    -----------

Comprehensive Income                                 $   137,032    $    42,861
                                                     ===========    ===========

Earnings per share of common stock outstanding,
   computed on net income - basic and fully diluted  $      0.02    $      0.01
                                                     ===========    ===========

Weighted-average number of shares outstanding          5,731,778      5,731,778
                                                     ===========    ===========

The consolidated financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these consolidated financial statements.





                  Million Dollar Saloon, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2002 and 2001

                                   (Unaudited)

                                                            Three months   Three months
                                                                ended          ended
                                                               March 31,      March 31,
                                                                  2002           2001
                                                             -----------    -----------

Cash Flows from Operating Activities
   Net income                                                $   137,032    $    42,861
   Adjustments to reconcile net income to
     net cash provided  by operating activities
       Depreciation and amortization                              22,907         22,848
       (Increase) decrease in
         Accounts receivable - trade and other                   (12,001)         8,737
         Federal income taxes receivable                            --           20,538
         Inventory                                                   262            278
         Prepaid expenses                                        (38,228)        (3,675)
       Increase (decrease) in
         Accounts payable and other accrued liabilities          (37,512)       (77,832)
                                                             -----------    -----------

     Net cash provided by operating activities                   127,960         13,755
                                                             -----------    -----------


Cash Flows from Investing Activities
   Purchases of property and equipment                              --           (1,135)
                                                             -----------    -----------

     Net cash used in investing activities                          --           (1,135)
                                                             -----------    -----------


Cash Flows from Financing Activities                                --             --
                                                             -----------    -----------


Increase in Cash and Cash Equivalents                            127,960         12,620

Cash at beginning of period                                      938,785        727,043
                                                             -----------    -----------

Cash at end of period                                        $ 1,066,745    $   739,663
                                                             ===========    ===========

Supplemental Disclosures of Interest and Income Taxes Paid
     Interest paid during the period                         $      --      $      --
                                                             ===========    ===========
     Income taxes paid (refunded)                            $      --      $      --
                                                             ===========    ===========


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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2001. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2002.

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

     All lessors of Company rental property are entities controlled by a Company shareholder, officer and director. All lease rental payments are due in advance on the first day of the week for that week. All properties are located either in Dallas or Tarrant County, Texas.

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

                  Million Dollar Saloon, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements - Continued


NOTE B - Summary of Significant Accounting Policies - Continued

7.   Earnings per share
     ------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2002 and 2001, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


NOTE C - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


NOTE D - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the nine and three months ended September 30, 2001 and 2000, respectively, the various operating companies had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses during 2002 or 2001 as a result of any of these unsecured situations.


NOTE E - Property and Equipment

Property and equipment consists of the following at March 31, 2002 and 2001:

                                       March 31,      March 31,     Estimated
                                          2002           2001          life
                                     -----------    -----------    -----------
Buildings and related improvements     2,017,514    $ 2,017,514    15-40 years
Furniture and equipment                  867,452        865,596     5-10 years
                                     -----------    -----------

                                       2,884,866      2,883,110
Less accumulated depreciation         (1,832,888)    (1,741,098)
                                     -----------    -----------

                                       1,052,078      1,142,012
Land                                     741,488        741,488
                                     -----------    -----------

Net property and equipment           $ 1,793,566    $ 1,883,500
                                     ===========    ===========

Depreciation expense for the three months ended March 31,2002 and 2001 was $22,907 and $22,848, respectively.





                  Million Dollar Saloon, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements - Continued


NOTE F - Income Taxes

The components of income tax expense  (benefit) for the three months ended March
31, 2002 and 2001, respectively, are as follows:

                                                 Three months     Three months
                                                     ended            ended
                                                    March 31,        March 31,
                                                       2002             2001
                                                 ------------     ------------
Federal:
  Current                                        $     70,500     $     20,538
  Deferred                                               --               --
                                                 ------------     ------------
                                                       70,500           20,538
                                                 ------------     ------------
State:
  Current                                                --               --
  Deferred                                               --               --
                                                 ------------     ------------
                                                         --               --
                                                 ------------     ------------
  Total                                          $     70,500     $     20,538
                                                 ============     ============

The Company's income tax expense (benefit) for the three months ended March 31, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                           Three months    Three months
                                                                ended           ended
                                                              March 31,       March 31,
                                                                 2002            2001
                                                           ------------    ------------

Statutory rate applied to earnings before income taxes     $     70,561    $     21,556
Increase (decrease) in income taxes resulting from:
  State income taxes                                               --              --
  Deferred income taxes                                            --              --
  Effect of incremental tax brackets and the
    application of business tax credits                             (61)         (1,018)
                                                           ------------    ------------

Income tax expense                                         $     70,500    $     20,538
                                                           ============    ============

The deferred current tax asset and non-current deferred tax liability as of March 31, 2002 and 2001, respectively, consists of the following:

                                                     March 31,        March 31,
                                                        2002             2001
                                                     ---------        ---------

Non-current deferred tax liability                   $(134,524)       $(133,101)
                                                     =========        =========

The non-current deferred tax liability results from the usage of statutory accelerated tax depreciation and amortization methods.


NOTE G - Capital Stock Transactions

On March 19, 1998, the Company entered into a Stock Purchase Agreement (Agreement) with an unrelated individual. The Agreement contained a "second closing" clause, as amended, whereby the individual may acquire an additional 400,000 shares of restricted, unregistered common stock at a price of $1.10 per share on or before the close of business on October 18, 2004. As of March 31, 2002, no shares of common stock have been issued in accordance with the "second closing" portion of the Agreement.





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

                                             Year ending
                                            December 31,            Amount

                                                 2002                   $294,200
                                                 2003                    169,750
                                                                        --------

                                                 Total                  $463,950
                                                                        ========

NOTE J - Segment Information

The Company operates with a centralized management structure and has two identifiable operating segments: an adult entertainment lounge and restaurant located in Dallas, Texas and commercial rental real estate located in Dallas and Tarrant Counties, Texas. All revenues are generated operations in these geographic areas. As of March 31, 2002 and 2001, respectively, all rental revenues are derived from entities controlled by a Company shareholder, officer and director. Approximately 13.39% and 13.45% of total revenues for the three months ended March 31, 2002 and 2001, respectively, came from related parties.

                                       Restaurant       Rental      General and
                                        facility      real estate  administrative     Total
                                     -------------- -------------- -------------- --------------

Three months ended March 31, 2002
   Revenue from external customers   $   958,171    $      --      $      --      $   958,171
   Revenue from related parties             --          148,195           --          148,195
   Revenue (expenses) from/to
     intercompany sources                (60,000)          --           60,000           --
   Interest income                          --            1,208          5,670          6,878
   Interest expense                         --             --             --             --
   Depreciation and amortization           8,155         14,752           --           22,907
   Income tax expense (benefit)           17,626         50,946          1,928         70,500
   Segment assets                        393,495      2,224,993        372,801      2,991,289
   Fixed asset expenditures                 --             --             --             --

Three months ended March 31, 2001
   Revenue from external customers   $   874,569    $      --      $      --      $   874,569
   Revenue from related parties             --          135,896           --          135,896
   Revenue (expenses) from/to
     intercompany sources                (60,000)       (70,000)       130,000           --
   Interest income                          --            4,227          4,259          8,486
   Interest expense                         --             --             --             --
   Depreciation and amortization           8,096         14,752           --           22,848
   Income tax expense (benefit)          (18,963)        38,121          1,380         20,538
   Segment assets                        207,417      2,087,845        359,617      2,654,879
   Fixed asset expenditures                1,135           --             --            1,135

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(4)  Caution Regarding Forward-Looking Information

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

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(5)  Results of Operations

Bar and restaurant operations increased slightly from $875,000 for the three months ended March 31, 2001 to approximately $958,000 for the three months ended March 31, 2002.

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

The Company's rental income increased slightly from approximately $136,000 for the first three months of 2001 as compared to approximately $148,000 for the first three months of 2002. All rental income is received from entities controlled by Duncan Burch, one of the Company's controlling shareholders . On January 30, 2001, the Company's Board of Directors approved an amendment to the lease agreement covering the property owned by Corporation Lex. The amendment provides that effective January 1, 2001, the base rental will be reduced from $4,750 per week to $1,000 per week. Additionally, the amended lease will provide that the Company, as Landlord, shall receive 10% of the gross revenues generated from the business located at the property, payable quarterly, until termination of the lease in May 2002. As of March 31, 2002, the Company is due approximately $69,000 in additional rents over and above the required weekly payment as calculated on the gross sales of the tenant.

The modification of this lease agreement was the result of negotiations between the Company and representatives of the tenant, who is affiliated with the Company's controlling shareholder. Such modifications were requested by the tenant as a result of decreasing revenues of the tenant's adult cabaret operation located on the property. The tenant continues to advise the Company that the lessee may be compelled to close its business operations.

Cost of sales were relatively constant at approximately $580,000 for the first three months of 2002 as compared to approximately $605,000 for the first three months of 2001. During 2001, the Company began treating all entertainers as independent contractors, including the maintenance and issuance of Form 1099, as required by the Internal Revenue Service and the Department of Labor. This change in employment policy and treatment created a decline in both dance revenues and entertainer compensation as all table dances are now negotiated directly between the entertainer and the Company's patrons. Key areas of management focus for cost of sales expenditure control are principally food and beverage costs. Gross profit percentages remain relatively constant at 47.61% ($527,000) for the first three months of 2002 versus 40.16% ($605,000) for the first three months of 2001. Cost controls over purchasing, inventory management protocols and labor management are continuously monitored to improve gross profit percentages.

General and administrative expenses declined by approximately $25,000 in the first three months of 2002 versus the first three months of 2001. The Company continues to experience relatively constant expenditure levels for general operating expenses. Management continues to monitor its expenditure levels to achieve optimum financial results.

Net income before income taxes was approximately $208,000 for the first three months of 2002 versus approximately $63,000 for the first three months of 2001. After-tax net income increased by approximately $70,000 from approximately $94,000 for the first three months of 2001 to approximately $137,000 for the first three months of 2000. The Company experienced earnings per share of approximately $0.02 and $0.01 per share for the first three months of 2002 and 2001, respectively.

(3)  Liquidity

As of March 31, 2002, the Company has working capital of approximately $969,000 as compared to approximately $809,000 at December 31, 2001 and approximately $676,000 at March 31, 2001. The Company achieved positive cash flows from operations of approximately $128,000 for the first three months of 2001 versus approximately $13,800 for the first three months of 2001.

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

For all periods prior to 2001, the Company treats and has consistently treated all entertainers as employees whereas other similar facilities may or may have treated their entertainers as independent contractors. During 2001, as a result of certain related court and/or tax rulings, the Company began treating all entertainers as independent contractors, including the maintenance and issuance of Form 1099, as required by the Internal Revenue Service and the Department of Labor. This change in employment policy and treatment created a decline in both dance revenues and entertainer compensation as all table dances are now negotiated directly between the entertainer and the Company's patrons. Management is of the opinion that it's actions, policies and procedures, as predicated on promulgated court and administrative rulings, will cause an insignificant risk to both future operations and profitability for any potential assessment of payroll and related taxes in the future by regulatory authorities.


Part II - Other Information

Item 1 - Legal Proceedings

Case No. 3-00-CV-2500-H; Adventure Plus, Inc., Millennium Restaurant Group, Inc., D/B/A Cabaret Royale, et al. v. City of Dallas, Inc.; United States District Court, Northern District of Texas, Dallas Division

This is an action where the Company and other operators of adult cabarets within the City of Dallas are contesting the constitutionality of certain provisions of the Dallas Sexually Oriented Business Ordinance (the "Ordinance") which impacts the Company's and other operators' license to do business as an adult cabaret in Dallas. The Company is of the opinion that it will prevail on its constitutional claims. In January, 2001, as a result of a trial setting, the City of Dallas has agreed to re-write the contested provisions of the Ordinance, so any impact, if any, on the operations of the Company, will not be known until October 2002. However, the Company reasonably believes that the Ordinance will be amended so as to have no material adverse impact on the Company's future operations. There can be no assurance that the City of Dallas will in fact amend the Ordinance to an extent that the Ordinance will not have any material adverse effect on the Company's business operations or that in the future the City of Dallas will modify the Ordinance to an extent that the Ordinance will not have any material adverse effect on the Company's business operations.

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

                                                    MILLION DOLLAR SALOON, INC.

Dated: May 10, 2002                                 /s/ Nick Mehmeti
       ------------                                 ---------------------------
                                                          Nick Nehmeti
                                                        Chief Operating Officer
                                                                   and Director