Form 10QSB
period 2002-06-30
MILLION DOLLAR SALOON INC
filed 2002-08-01
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

  X       Quarterly Report Under Section 13 or 15(d) of The Securities  Exchange
------    Act of 1934


              For the quarterly period ended June 30, 2002

          Transition Report Under Section 13 or 15(d) of The Securities Exchange
-----     Act of 1934


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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 31, 2002: 5,731,778
                                                         ---------

Transitional Small Business Disclosure Format (check one):    YES     NO X
                                                                  ---   ---

                           Million Dollar Saloon, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2002

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         11


Part II - Other Information

  Item 1   Legal Proceedings                                                 13

  Item 2   Changes in Securities                                             13

  Item 3   Defaults Upon Senior Securities                                   13

  Item 4   Submission of Matters to a Vote of Security Holders               13

  Item 5   Other Information                                                 13

  Item 6   Exhibits and Reports on Form 8-K                                  13


Signatures                                                                   13


Item 1 - Part 1 - Financial Statements

                  Million Dollar Saloon, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             June 30, 2002 and 2001

                                   (Unaudited)

                                                                         June 30,       June 30,
                                                                           2002           2001
                                                                       -----------    -----------
                                     Assets
                                     ------
Current Assets
   Cash on hand and in bank                                            $ 1,101,019    $   752,071
   Accounts receivable - other                                              80,867           --
   Prepaid income taxes receivable                                            --           11,022
   Inventory                                                                23,129         22,923
   Prepaid expenses                                                         66,052          4,695
                                                                       -----------    -----------
      Total current assets                                               1,271,067        790,711
                                                                       -----------    -----------

Property and Equipment - At Cost
   Buildings and related improvements                                    2,017,514      2,017,514
   Furniture and equipment                                                 867,452        866,612
                                                                       -----------    -----------
                                                                         2,884,966      2,884,126
   Less accumulated depreciation                                        (1,855,793)    (1,763,946)
                                                                       -----------    -----------
                                                                         1,029,173      1,120,180
   Land                                                                    741,488        741,488
                                                                       -----------    -----------
      Net property and equipment                                         1,770,661      1,861,668
                                                                       -----------    -----------

Other Assets                                                                 4,725          5,475
                                                                       -----------    -----------

Total Assets                                                           $ 3,046,453    $ 2,657,854
                                                                       ===========    ===========

                      Liabilities and Shareholders' Equity
Current Liabilities
   Accounts payable - trade                                            $    10,761    $    18,265
   Accrued liabilities                                                      52,032         55,319
   Federal income taxes payable                                            100,000           --
   Tenant deposits                                                           6,500          6,500
                                                                       -----------    -----------
      Total current liabilities                                            169,293         80,094
                                                                       -----------    -----------

Long-term Liabilities
   Deferred tax liability                                                  134,524        133,101
                                                                       -----------    -----------
      Total liabilities                                                    303,817        213,195
                                                                       -----------    -----------

Commitments and Contingencies

Shareholders' Equity
   Preferred stock - $0.001 par value.  5,000,000 shares authorized
      None issued and outstanding                                             --             --
   Common stock - $0.001 par value.  50,000,000 shares authorized
       5,731,778 issued and outstanding, respectively                        5,732          5,732
   Retained earnings                                                     2,736,904      2,438,927
                                                                       -----------    -----------
      Total shareholders' equity                                         2,742,636      2,444,659
                                                                       -----------    -----------

Total Liabilities and Shareholders' Equity                             $ 3,046,453    $ 2,657,854
                                                                       ===========    ===========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                  Million Dollar Saloon, Inc. and Subsidiaries
           Consolidated Statements of Income and Comprehensive Income
                Six and Three months ended June 30, 2002 and 2001

                                   (Unaudited)

                                        Six months       Six months     Three months     Three months
                                          ended            ended            ended            ended
                                      June 30, 2002    June 30, 2001    June 30, 2002    June 30, 2001
                                      -------------    -------------    -------------    -------------

Revenues
   Bar and restaurant sales           $   1,843,459    $   1,701,277    $     885,288    $     826,708
   Rental income                            287,145          261,671          138,950          125,775
                                      -------------    -------------    -------------    -------------
      Total revenues                      2,130,604        1,962,948        1,024,238          952,483
                                      -------------    -------------    -------------    -------------

Cost of Sales - Bar and
   Restaurant Operations                  1,112,817        1,186,897          533,153          582,199
                                      -------------    -------------    -------------    -------------

Gross Profit                              1,017,787          776,051          491,085          370,284
                                      -------------    -------------    -------------    -------------

Operating Expenses
   General and administrative               642,720          667,854          339,579          339,848
   Depreciation and amortization             45,814           45,697           22,907           22,849
                                      -------------    -------------    -------------    -------------
      Total operating expenses              688,534          713,551          362,486          362,697
                                      -------------    -------------    -------------    -------------

Income from Operations                      329,253           62,500          128,599            7,587

Other Income (Expenses)
   Interest and other miscellaneous          10,237           15,690            3,359            7,204
                                      -------------    -------------    -------------    -------------

Income before Income Taxes                  339,490           78,190          131,958           14,791

Income tax (expense)
   Currently payable                        (92,572)         (22,119)         (22,072)          (1,581)
   Deferred                                    --               --               --               --
                                      -------------    -------------    -------------    -------------



Net Income                                  246,918           56,071          109,886           13,210

Other comprehensive income                     --               --               --               --
                                      -------------    -------------    -------------    -------------



Comprehensive Income                  $     246,918    $      56,071    $     109,886    $      13,210
                                      =============    =============    =============    =============

Earnings per share of common
   stock outstanding computed
   on net income - basic and
   fully diluted                      $        0.04    $        0.01    $        0.02              nil
                                      =============    =============    =============    =============

Weighted-average number
   of shares outstanding -
   basic and fully diluted                5,731,778        5,731,778        5,731,778        5,731,778
                                      =============    =============    =============    =============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                  Million Dollar Saloon, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2002 and 2001

                                   (Unaudited)

                                                               Six months       Six months
                                                                 ended            ended
                                                             June 30, 2002    June 30, 2001
                                                             -------------    -------------

Cash Flows from Operating Activities
   Net income                                                $     246,918    $      56,071
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                                45,814           45,697
       (Increase) decrease in
         Accounts receivable - trade and other                     (24,001)           8,737
         Federal income taxes receivable                              --             22,119
         Inventory                                                  (3,712)             (79)
         Prepaid expenses                                          (66,051)          (4,695)
       Increase (decrease) in
         Accounts payable and other accrued liabilities            (62,334)        (100,670)
         Income taxes payable                                       25,600             --
                                                             -------------    -------------
Net cash provided by operating activities                          162,234           27,180
                                                             -------------    -------------

Cash Flows from Investing Activities
   Purchases of property and equipment                                --             (2,152)
                                                             -------------    -------------
Net cash provided by investing activities                             --             (2,152)
                                                             -------------    -------------

Cash Flows from Financing Activities                                  --               --
                                                             -------------    -------------

Increase in Cash and Cash Equivalents                              162,234           25,028

Cash and cash equivalents at beginning of period                   938,785          727,043
                                                             -------------    -------------

Cash and cash equivalents at end of period                   $   1,101,019    $     752,071
                                                             =============    =============

Supplemental Disclosures of Interest and Income Taxes Paid
     Interest paid during the period                         $        --      $        --
                                                             =============    =============
     Income taxes paid                                       $      66,972    $        --
                                                             =============    =============

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

                  Million Dollar Saloon, Inc. and Subsidiaries

NOTE B - Summary of Significant Accounting Policies - Continued

7.   Earnings per share
     ------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2002 and 2001, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


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


NOTE E - Property and Equipment

Property and equipment consists of the following at June 30, 2002 and 2001:

                                       June 30,       June 30,
                                         2002           2001      Estimated life
                                     -----------    -----------   --------------

Buildings and related improvements     2,017,514    $ 2,017,514     15-40 years
Furniture and equipment                  867,452        866,612      5-10 years
                                     -----------    -----------

                                       2,884,866      2,884,126
Less accumulated depreciation         (1,855,793)    (1,763,946)
                                     -----------    -----------

                                       1,029,173      1,120,180
Land                                     741,488        741,488
                                     -----------    -----------

Net property and equipment           $ 1,770,661    $ 1,861,668
                                     ===========    ===========

Depreciation expense for the six months ended June 30,2002 and 2001 was $45,814 and $45,697, respectively.

                  Million Dollar Saloon, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements - Continued


NOTE F - Income Taxes

The components of income tax expense (benefit) for the six months ended June 30, 2002 and 2001, respectively, are as follows:

                                                     Six months      Six months
                                                       ended           ended
                                                   June 30, 2002   June 30, 2001
                                                   -------------   -------------
     Federal:
       Current                                     $      92,572   $      22,119
       Deferred                                             --              --
                                                   -------------   -------------
                                                          92,572          22,119
                                                   -------------   -------------
     State:
       Current                                              --              --
       Deferred                                             --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------
       Total                                       $      92,572   $      22,119
                                                   =============   =============

The Company's income tax expense (benefit) for the six months ended June 30, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                           Six months       Six months
                                                             ended            ended
                                                         June 30, 2002    June 30, 2001
                                                         -------------    -------------

Statutory rate applied to earnings before income taxes   $     115,427    $      26,585
Increase (decrease) in income taxes resulting from:
  State income taxes                                              --               --
  Deferred income taxes                                           --               --
  Effect of incremental tax brackets and the
    application of business tax credits                        (22,855)          (4,466)
                                                         -------------    -------------

Income tax expense                                       $      92,572    $      22,119
                                                         =============    =============

The deferred current tax asset and non-current deferred tax liability as of June 30, 2002 and 2001, respectively, consists of the following:

                                                         June 30,     June 30,
                                                           2002         2001
                                                        ---------    ---------

Non-current deferred tax liability                      $(134,524)   $(133,101)
                                                        =========    =========

The non-current deferred tax liability results from the usage of statutory accelerated tax depreciation and amortization methods.


NOTE G - Capital Stock Transactions

On March 19, 1998, the Company entered into a Stock Purchase Agreement (Agreement) with an unrelated individual. The Agreement contained a "second closing" clause, as amended, whereby the individual may acquire an additional 400,000 shares of restricted, unregistered common stock at a price of $1.10 per share on or before the close of business on October 18, 2004. As of June 30, 2002 and subsequent thereto, no shares of common stock have been issued in accordance with the "second closing" portion of the Agreement.


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

                                                 Year ending
                                                 December 31,            Amount
                                                 ------------           --------
                                                     2002               $294,200
                                                     2003                169,750
                                                                        --------

                                                    Total               $463,950
                                                                        ========
NOTE J - Segment Information

The Company operates with a centralized management structure and has two identifiable operating segments: an adult entertainment lounge and restaurant located in Dallas, Texas and commercial rental real estate located in Dallas and Tarrant Counties, Texas. All revenues are generated operations in these geographic areas. As of June 30, 2002 and 2001, respectively, all rental revenues are derived from entities controlled by a Company shareholder, officer and director. Approximately 13.48% and 13.33% of total revenues for the six months ended June 30, 2002 and 2001, respectively, came from related parties.

                                       Restaurant          Rental          General and
                                        facility         real estate     administrative        Total
                                     --------------    --------------    --------------   --------------

Six months ended June 30, 2002
------------------------------
   Revenue from external customers   $    1,843,459    $         --      $         --     $    1,843,459
   Revenue from related parties                --             287,145              --            287,145
   Revenue (expenses) from/to
     intercompany sources                  (120,000)             --             120,000             --
   Interest income                             --               2,139             8,098           10,237
   Interest expense                            --                --                --               --
   Depreciation and amortization             16,310            29,504              --             45,814
   Income tax expense (benefit)              22,949            66,870             2,753           92,572
   Segment assets                           502,097         2,169,127           375,229        3,046,453
   Fixed asset expenditures                    --                --                --               --

Six months ended June 30, 2001
------------------------------
   Revenue from external customers   $    1,701,277    $         --      $         --     $    1,701,277
   Revenue from related parties                --             261,671              --            261,671
   Revenue (expenses) from/to
     intercompany sources                  (120,000)          (38,000)          158,000             --
   Interest income                             --               7,499             8,191           15,690
   Interest expense                            --                --                --               --
   Depreciation and amortization             34,746            10,951              --             45,697
   Income tax expense (benefit)             (56,952)           76,286             2,785           22,119
   Segment assets                           300,735         1,993,571           363,548        2,657,854
   Fixed asset expenditures                   2,152              --                --              2,152

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

(2)  Results of Operations

Bar and restaurant operations increased slightly from $1,700,000 for the six months June 30, 2001 to approximately $1,800,000 for the six months ended June 30, 2002.

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

The Company's rental income increased slightly from approximately $262,000 for the first six months of 2001 as compared to approximately $287,000 for the first six months of 2002. All rental income is received from entities controlled by Duncan Burch, one of the Company's controlling shareholders . On January 30, 2001, the Company's Board of Directors approved an amendment to the lease agreement covering the property owned by Corporation Lex. The amendment provides that effective January 1, 2001, the base rental will be reduced from $4,750 per week to $1,000 per week. Additionally, the amended lease will provide that the Company, as Landlord, shall receive 10% of the gross revenues generated from the business located at the property, payable quarterly, until termination of the lease in May 2002. As of June 30, 2002, the Company is due approximately $81,000 in additional rents over and above the required weekly payment as calculated on the gross sales of the tenant.

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

Cost of sales were relatively constant at approximately $1,113,000 for the first six months of 2002 as compared to approximately $1,187,000 for the first six months of 2001. The Company experiences fluctuations in cost of sales expenditures, specifically beverage, food and entertainer costs, based on staffing levels and patronage. Both of these variable costs are constantly monitored by management for expenditure control. Gross profit percentages remain relatively constant at 47.77% (approximately $1,018,000) for the first six months of 2002 versus 39.53% ($776,000) for the first six months of 2001. Cost controls over purchasing, inventory management protocols and labor management are continuously monitored to improve gross profit percentages.

General and administrative expenses declined by approximately $25,000 in the first six months of 2002 versus the first six months of 2001. The Company continues to experience relatively constant expenditure levels for general operating expenses. Management continues to monitor its expenditure levels to achieve optimum financial results.

Net income before income taxes was approximately $329,000 for the first six months of 2002 versus approximately $78,000 for the first six months of 2001. After-tax net income increased by approximately $191,000 from approximately $56,000 for the first six months of 2001 to approximately $247,000 for the first six months of 2000. The Company experienced earnings per share of approximately $0.04 and $0.01 per share for the first six months of 2002 and 2001, respectively.

(3)  Liquidity

As of June 30, 2002, the Company has working capital of approximately $1,102,000 as compared to approximately $809,000 at December 31, 2001 and approximately $711,000 at June 30, 2001. The Company achieved positive cash flows from operations of approximately $162,000 for the first six months of 2002 versus approximately $27,000 for the first six months of 2001.

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

For all periods prior to 2001, the Company treats and has consistently treated all entertainers as employees whereas other similar facilities may or may have treated their entertainers as independent contractors. For a period during 2001, as a result of certain related court and/or tax rulings, the Company began treating all entertainers as independent contractors, including the maintenance and issuance of Form 1099, as required by the Internal Revenue Service and the Department of Labor. The Company currently, and for the foreseeable future, treated all entertainers as employees . For the 2001 period where entertainers were treated as independent contractors, this brief change in employment policy and treatment created a decline in both dance revenues and entertainer compensation as all table dances were negotiated directly between the entertainer and the Company's patrons. Management is of the opinion that it's actions, policies and procedures, as predicated on promulgated court and administrative rulings, were appropriate; however, the current position allows for better control over personnel staffing levels and costs and better monitoring of compliance with local laws and regulations.


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

                                                     Million Dollar Saloon, Inc.

Dated: July 31, 2002                                            /s/ Nick Mehmeti
       -------------                                 ---------------------------
                                                                    Nick Mehmeti
                                                         Chief Operating Officer
                                                                    and Director