Form 10QSB
period 2002-09-30
MILLION DOLLAR SALOON INC
filed 2002-11-06
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
------   Act of 1934


              For the quarterly period ended September 30, 2002

         Transition Report Under Section 13 or 15(d) of the Securities  Exchange
------   Act of 1934


              For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                         Commission File Number: 0-27006
                                                 -------

                           Million Dollar Saloon, Inc.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                           13-3428657
----------------------------                        ----------------------------
  (State of incorporation)                            IRS Employer ID Number)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 4, 2002: 5,731,778
                                          ---------------------------

Transitional Small Business Disclosure Format (check one):  YES    NO X
                                                               ---   ---

                           Million Dollar Saloon, Inc.

              Form 10-QSB for the Quarter ended September 30, 2002

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


Item 1 - Part 1 - Financial Statements

                  Million Dollar Saloon, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           September 30, 2002 and 2001

                                   (Unaudited)

                                     Assets
                                     ------
                                                                      September 30,    September 30,
                                                                            2002             2001
                                                                      -------------    -------------
Current Assets
   Cash on hand and in bank                                           $   1,089,750    $     865,869
   Accounts receivable - trade                                               92,867             --
   Inventory                                                                 21,903           26,987
   Prepaid expenses                                                          98,629            4,179
                                                                      -------------    -------------
      Total current assets                                                1,303,149          897,035
                                                                      -------------    -------------

Property and Equipment - At Cost
   Buildings and related improvements                                     2,017,514        2,017,514
   Furniture and equipment                                                  867,453          867,453
                                                                      -------------    -------------
                                                                          2,884,967        2,884,967
   Less accumulated depreciation                                         (1,878,702)      (1,786,795)
                                                                      -------------    -------------
                                                                          1,006,265        1,098,175
   Land                                                                     741,487          741,487
                                                                      -------------    -------------
      Net property and equipment                                          1,747,752        1,839,659
                                                                      -------------    -------------

Other Assets
   Other                                                                      4,725            5,475
                                                                      -------------    -------------

Total Assets                                                          $   3,055,626    $   2,742,169
                                                                      =============    =============

                      Liabilities and Shareholders' Equity
                      ------------------------------------
Current Liabilities
   Accounts payable - trade                                           $      12,885    $      23,565
   Accrued liabilities                                                       42,260           63,209
   Federal income taxes payable                                             116,014           33,489
   Tenant deposits                                                            6,500            6,500
                                                                      -------------    -------------
      Total current liabilities                                             177,659          126,763
                                                                      -------------    -------------

Long-term Liabilities
   Deferred tax liability                                                   134,524          133,101
                                                                      -------------    -------------
      Total liabilities                                                     312,183          259,864
                                                                      -------------    -------------

Commitments and Contingencies

Shareholders' Equity
   Preferred stock - $0.001 par value. 5,000,000 shares authorized
      None issued and outstanding                                              --               --
   Common stock - $0.001 par value. 50,000,000 shares authorized
       5,731,778 issued and outstanding, respectively                         5,732            5,732
   Retained earnings                                                      2,737,711        2,476,573
                                                                      -------------    -------------
      Total shareholders' equity                                          2,743,443        2,482,305
                                                                      -------------    -------------

Total Liabilities and Shareholders' Equity                            $   3,055,626    $   2,742,169
                                                                      =============    =============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               3


                  Million Dollar Saloon, Inc. and Subsidiaries
           Consolidated Statements of Income and Comprehensive Income
             Nine and Three months ended September 30, 2002 and 2001

                                   (Unaudited)

                                       Nine months      Nine months     Three months     Three months
                                          ended            ended            ended            ended
                                      September 30,    September 30,    September 30,    September 30,
                                            2002             2001             2002             2001
                                      -------------    -------------    -------------    -------------
Revenues
   Bar and restaurant sales           $   2,699,352    $   2,463,931    $     855,893    $     762,654
   Rental income                            424,920          387,446          137,775          125,775
                                      -------------    -------------    -------------    -------------
      Total revenues                      3,124,272        2,851,377          993,668          888,429
                                      -------------    -------------    -------------    -------------

Cost of Sales - Bar and
   Restaurant Operations                  1,694,772        1,647,296          581,955          460,399
                                      -------------    -------------    -------------    -------------

Gross Profit                              1,429,500        1,204,081          411,713          428,030
                                      -------------    -------------    -------------    -------------

Operating Expenses
   General and administrative               993,437          996,430          350,717          328,576
   Interest                                     207             --                207             --
   Depreciation and amortization             68,721           68,546           22,907           22,849
                                      -------------    -------------    -------------    -------------
      Total operating expenses            1,062,365        1,064,976          373,831          351,425
                                      -------------    -------------    -------------    -------------

Income from Operations                      367,135          139,105           37,882           76,605

Other Income (Expenses)
   Interest and other miscellaneous           6,590           21,242           (3,647)           5,552
                                      -------------    -------------    -------------    -------------

Income before Income Taxes                  373,725          160,347           34,235           82,157

Income tax (expense)
   Currently payable                       (126,000)         (66,630)         (33,428)         (44,511)
   Deferred                                    --               --               --               --
                                      -------------    -------------    -------------    -------------

Net Income                                  247,725           93,717              807           37,646

Other comprehensive income                     --               --               --               --
                                      -------------    -------------    -------------    -------------

Comprehensive Income                  $     247,725    $      93,717    $         807    $      37,646
                                      =============    =============    =============    =============

Earnings per share of common
   stock outstanding computed
   on net income - basic and
   fully diluted                      $        0.04    $        0.02              nil    $        0.01
                                      =============    =============    =============    =============

Weighted-average number
   of shares outstanding -
   basic and fully diluted                5,731,778        5,731,778        5,731,778        5,731,778
                                      =============    =============    =============    =============



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               4


                  Million Dollar Saloon, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2002 and 2001

                                   (Unaudited)

                                                              Nine months      Nine months
                                                                 ended            ended
                                                             September 30,    September 30,
                                                                   2002             2001
                                                             -------------    -------------
Cash Flows from Operating Activities
   Net income                                                $     247,725    $      93,717
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                                68,721           68,546
       (Increase) decrease in
         Accounts receivable - trade and other                     (36,001)           8,737
         Federal income taxes receivable                              --             33,141
         Inventory                                                  (2,486)          (4,143)
         Prepaid expenses                                          (98,626)          (4,179)
       Increase (decrease) in
         Accounts payable and other accrued liabilities            (69,982)         (87,490)
         Income taxes payable                                       41,614           33,489
                                                             -------------    -------------
Net cash provided by operating activities                          150,965          141,818
                                                             -------------    -------------

Cash Flows from Investing Activities
   Principal collections on note receivable                           --               --
   Purchases of property and equipment                                --             (2,992)
                                                             -------------    -------------
Net cash provided by investing activities                             --             (2,992)
                                                             -------------    -------------

Cash Flows from Financing Activities
   Principal payments on long-term notes payable                      --               --
   Dividends paid                                                     --               --
                                                             -------------    -------------
Net cash used in financing activities                                 --               --
                                                             -------------    -------------

Increase in Cash and Cash Equivalents                              150,965          138,826

Cash and cash equivalents at beginning of period                   938,785          727,043
                                                             -------------    -------------

Cash and cash equivalents at end of period                   $   1,089,750    $     865,869
                                                             =============    =============

Supplemental Disclosures of Interest and Income Taxes Paid
     Interest paid during the period                         $        --      $        --
                                                             =============    =============
     Income taxes paid                                       $         207    $        --
                                                             =============    =============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               5

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


NOTE B - Preparation of Financial Statements

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has adopted a year-end of December 31.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2001. The information presented within these interim financial statements may not include all disclosures required by accounting principles generally accepted in the United States of America and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

                  Million Dollar Saloon, Inc. and Subsidiaries

NOTE B - Preparation of Financial Statements - Continued

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented


NOTE C - Summary of Significant Accounting Policies

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

NOTE C - Summary of Significant Accounting Policies  - Continued

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

7.   Earnings per share
     ------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of
     issuance,   whichever  is  later.  As  of  September  30,  2002  and  2001, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


NOTE D - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


                  Million Dollar Saloon, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements - Continued


NOTE D - Fair Value of Financial Instruments - Continued

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.


NOTE E - Concentrations of Credit Risk

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


NOTE F - Property and Equipment

Property and equipment consists of the following at September 30, 2002 and 2001:

                                           September 30,    September 30,
                                                 2002             2001      Estimated life
                                           -------------    -------------   --------------
      Buildings and related improvements       2,017,514    $   2,017,514     15-40 years
      Furniture and equipment                    867,453          867,453      5-10 years
                                           -------------    -------------

                                               2,884,967        2,884,967
      Less accumulated depreciation           (1,878,702)      (1,786,795)
                                           -------------    -------------

                                               1,006,265        1,098,175
      Land                                       741,487          741,487
                                           -------------    -------------

      Net property and equipment           $   1,747,752    $   1,839,659
                                           =============    =============

Depreciation expense for the nine months ended September 30,2002 and 2001 was $68,721 and $68,546, respectively.




                (Remainder of this page left blank intentionally)

                  Million Dollar Saloon, Inc. and Subsidiaries

NOTE G - Income Taxes

The components of income tax expense (benefit) for the nine months ended September 30, 2002 and 2001, respectively, are as follows:

                                                    Nine months     Nine months
                                                       ended           ended
                                                   September 30,   September 30,
                                                         2002            2001
                                                   -------------   -------------
     Federal:
       Current                                     $     126,000   $      66,630
       Deferred                                             --              --
                                                   -------------   -------------
                                                         126,000          66,630
                                                   -------------   -------------
     State:
       Current                                              --              --
       Deferred                                             --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------
       Total                                       $     126,000   $      66,630
                                                   =============   =============

The Company's income tax expense (benefit) for the nine months ended September 30, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                               Nine months      Nine months
                                                                  ended            ended
                                                              September 30,    September 30,
                                                                    2002             2001
                                                              -------------    -------------
     Statutory rate applied to earnings before income taxes   $     127,100    $      54,500
     Increase (decrease) in income taxes resulting from:
       State income taxes                                              --               --
       Deferred income taxes                                           --               --
       Estimated proposed adjustments on IRS audit
         of prior year returns                                      (21,000)            --
       Effect of incremental tax brackets and the
         application of business tax credits                         19,900           12,130
                                                              -------------    -------------

     Income tax expense                                       $     126,000    $      66,630
                                                              =============    =============

The deferred current tax asset and non-current deferred tax liability as of September 30, 2002 and 2001, respectively, consists of the following:

                                                 September 30,    September 30,
                                                       2002             2001
                                                 -------------    -------------

     Non-current deferred tax liability          $    (134,524)   $    (133,101)
                                                 =============    =============

The non-current deferred tax liability results from the usage of statutory accelerated tax depreciation and amortization methods.


NOTE H - Capital Stock Transactions

On March 19, 1998, the Company entered into a Stock Purchase Agreement (Agreement) with an unrelated individual. The Agreement contained a "second closing" clause, as amended, whereby the individual may acquire an additional 400,000 shares of restricted, unregistered common stock at a price of $1.10 per share on or before the close of business on October 18, 2004. As of September 30, 2002 and subsequent thereto, no shares of common stock have been issued in accordance with the "second closing" portion of the Agreement.

                  Million Dollar Saloon, Inc. and Subsidiaries

NOTE I - Commitments

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

                                              Year ending
                                              December 31,              Amount
                                              ------------            ----------

                                                  2002                $  294,200
                                                  2003                   169,750
                                                                      ----------

                                                  Total               $  463,950
                                                                      ==========

NOTE J - Segment Information

The Company operates with a centralized management structure and has two identifiable operating segments: an adult entertainment lounge and restaurant located in Dallas, Texas and commercial rental real estate located in Dallas and Tarrant Counties, Texas. All revenues are generated operations in these geographic areas. As of September 30, 2002 and 2001, respectively, all rental revenues are derived from entities controlled by a Company shareholder, officer and director. Approximately 13.60% and 13.59% of total revenues for the nine months ended September 30, 2002 and 2001, respectively, came from related parties.


                                         Restaurant          Rental         General and
                                          facility         real estate    administrative       Total
                                       --------------    --------------   --------------   --------------
Nine months ended September 30, 2002
   Revenue from external customers     $    2,699,352    $         --     $         --     $    2,699,352
   Revenue from related parties                  --             424,920             --            424,920
   Revenue (expenses) from/to
     intercompany sources                    (180,000)             --            180,000             --
   Interest income                               --               4,590            2,000            6,590
   Interest expense                              --                 207             --                207
   Depreciation and amortization               24,465            44,256             --             68,721
   Income tax expense (benefit)                 5,590           119,730              680          126,000
   Segment assets                             478,298         2,208,197          369,131        3,055,626
   Fixed asset expenditures                      --                --               --               --

Nine months ended September 30, 2000
   Revenue from external customers     $    2,991,784    $         --     $         --     $    2,991,784
   Revenue from related parties                  --             515,075             --            515,075
   Revenue (expenses) from/to
     intercompany sources                    (180,000)          180,000             --               --
   Interest income                               --                 440           26,371           26,811
   Interest expense                              --                --              2,129            2,129
   Depreciation and amortization               19,404            51,398            7,532           78,334
   Income tax expense (benefit)               (10,558)          163,345            2,963          155,750
   Segment assets                             260,504         2,310,434          350,329        2,921,267
   Fixed asset expenditures                    48,403              --               --             48,403

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

(5)  Results of Operations

Bar and restaurant operations increased slightly from $2,464,000 for the nine months ended September 30, 2001 to approximately $2,700,000 for the nine months ended September 30, 2002.

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

The Company's rental income increased slightly from approximately $387,000 for the first nine months of 2001 as compared to approximately $425,000 for the first nine months of 2002. All rental income is received from entities controlled by Duncan Burch, one of the Company's controlling shareholders . On January 30, 2001, the Company's Board of Directors approved an amendment to the lease agreement covering the property owned by Corporation Lex. The amendment provides that effective January 1, 2001, the base rental will be reduced from $4,750 per week to $1,000 per week. Additionally, the amended lease will provide that the Company, as Landlord, shall receive 10% of the gross revenues generated from the business located at the property, payable quarterly, until termination of the lease in May 2002. As of September 30, 2002, the Company is due approximately $93,000 in additional rents over and above the required weekly payment as calculated on the gross sales of the tenant.

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

Cost of sales were relatively constant at approximately $1,695,000 for the first nine months of 2002 as compared to approximately $1,647,000 for the first nine months of 2001. The Company experiences fluctuations in cost of sales expenditures, specifically beverage, food and entertainer costs, based on staffing levels and patronage. Both of these variable costs are constantly monitored by management for expenditure control. Gross profit percentages remain relatively constant at 45.75% (approximately $1,430,000) for the first nine months of 2002 versus 42.23% ($1,204,000) for the first nine months of 2001. Cost controls over purchasing, inventory management protocols and labor management are continuously monitored to improve gross profit percentages.

General and administrative expenses declined by approximately $3,000 in the first nine months of 2002 versus the first nine months of 2001. The Company continues to experience relatively constant expenditure levels for general operating expenses. Management continues to monitor its expenditure levels to achieve optimum financial results.

During the third quarter, as a result of adjustments arising from an Internal Revenue Service examination of the Company's consolidated income tax returns for the years ended December 31, 1999, 2000, and 2001, the Company accrued approximately $21,000 in additional income taxes and related interest due as a current charge to operations.

Net income before income taxes was approximately $374,000 for the first nine months of 2002 versus approximately $139,000 for the first nine months of 2001. After-tax net income increased by approximately $154,000 from approximately $94,000 for the first nine months of 2001 to approximately $247,000 for the first nine months of 2000. The Company experienced earnings per share of approximately $0.04 and $0.02 per share for the first nine months of 2002 and 2001, respectively.

(3)  Liquidity

As of September 30, 2002, the Company has working capital of approximately $1,125,000 as compared to approximately $809,000 at December 31, 2001 and approximately $770,000 at September 30, 2001. The Company achieved positive cash flows from operations of approximately $151,000 for the first nine months of 2002 versus approximately $142,000 for the first nine months of 2001.

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

For all periods prior to 2001, the Company treats and has consistently treated all entertainers as employees whereas other similar facilities may or may have treated their entertainers as independent contractors. For a period during 2001, as a result of certain related court and/or tax rulings, the Company began treating all entertainers as independent contractors, including the maintenance and issuance of Form 1099, as required by the Internal Revenue Service and the Department of Labor. The Company currently, and for the foreseeable future, treats all entertainers as employees . For the 2001 period where entertainers were treated as independent contractors, this brief change in employment policy and treatment created a decline in both dance revenues and entertainer compensation as all table dances were negotiated directly between the entertainer and the Company's patrons. Management is of the opinion that it's actions, policies and procedures, as predicated on promulgated court and administrative rulings, were appropriate; however, the current position allows for better control over personnel staffing levels and costs and better monitoring of compliance with local laws and regulations.

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

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     Exhibits
     --------
     99.1 CEO/CFO Certification Pursuant to 18 USC, Section 1330, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Reports on Form 8-K
     -------------------
     None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Million Dollar Saloon, Inc.

Dated: November 4, 2002                                     /s/ Nick Mehmeti
       ----------------                              ---------------------------
                                                                    Nick Mehmeti
                                                        Chief Executive Officer,
                                                         Chief Financial Officer
                                                                    and Director