Form 10KSB
period 2002-12-31
MILLION DOLLAR SALOON INC
filed 2003-03-28
CIK 1002396

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          -----------------------------

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 FOR THE
                       FISCAL YEAR ENDED DECEMBER 31, 2002

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

         Check whether the issuer (i) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         The issuer's revenues for the fiscal year ended December 31, 2002 were $3,791,827. The aggregate market value of common stock held by non-affiliates of the issuer at March 14, 2003, based upon the closing sale price on the OTC Bulletin Board on said date of $0.24 per share, was $480,445. As of March 17, 2003, there were 5,731,778 shares of the issuer's common stock outstanding.

                       Documents Incorporated by Reference
         No documents, other than certain exhibits, have been incorporated by reference into this report.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I

   ITEM 1. DESCRIPTION OF BUSINESS.............................................1
   ITEM 2. PROPERTIES..........................................................7
   ITEM 3. LEGAL PROCEEDINGS...................................................8
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.................9

PART II

   ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............9
   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........10
   ITEM 7. FINANCIAL STATEMENTS...............................................13
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE........................................13

PART III

   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT...............14
   ITEM 10. EXECUTIVE COMPENSATION............................................15
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
               AND RELATED STOCKHOLDER MATTERS................................16
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................16
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..................................17
   ITEM 14. CONTROLS AND PROCEDURES...........................................18

   INDEX TO EXHIBITS.......................................................IOE-1

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

ITEM 1. DESCRIPTION OF BUSINESS

General

         Million Dollar Saloon Inc. (the "Company") was incorporated under the laws of the State of Nevada on September 28, 1987. The Company provides management support and conducts its business operations through its wholly-owned operating subsidiaries: Furrh, Inc., Tempo Tamers, Inc., Don, Inc. and Corporation Lex. The Company owns and operates an adult cabaret in Dallas, Texas and owns and manages two other commercial properties located in the Dallas-Fort Worth Metroplex.

         Furrh, Inc. ("Furrh") was incorporated under the laws of the State of Texas on February 25, 1974. Furrh provides management services to Tempo Tamers, Inc. ("Tempo"), its wholly-owned subsidiary. Tempo was incorporated under the laws of the State of Texas on July 3, 1978. Tempo operates the Company's adult entertainment lounge and restaurant facility, located in Dallas, Texas under the registered trademark and trade name "Million Dollar Saloon(R)."

         Don, Inc. ("Don") was incorporated under the laws of the State of Texas on November 8, 1973. Don owns and manages commercial rental property located in Tarrant County, Texas.

         Corporation Lex ("Lex") was incorporated under the laws of the State of Texas on November 30, 1984. Lex owns and manages commercial rental property located in Dallas County, Texas.

         The Company's principal offices are located at 6848 Greenville Avenue, Dallas, Texas 75231, and its telephone number is (214) 691-6757. Unless otherwise indicated, the "Company" refers to the Company, each of its wholly-owned subsidiaries and Tempo. The Company's common stock is traded on the OTC Bulletin Board under the symbol "MLDS".

         The Company is based in Dallas, Texas and currently conducts business in two distinct areas:

         o        Owning and operating an adult cabaret.

         o        Owning and managing commercial real estate.

Purchase of Real Estate

         On February 14, 2003, the Company purchased 6.695 acres of undeveloped property located in Dallas, Texas. The purchase price was approximately $2,650,312, including closing expenses of approximately $53,599. The Company paid $493,072 cash, which included a $140,000 unsecured, non-interest bearing advance to the Company from Duncan Burch, a controlling shareholder, officer and director of the Company, and issued to the seller a one-year note in the principal amount of $2,156,713 with 8% annual interest. The payment of the note is secured with a lien against the property granted to the note holder by the Company. The interest on the note is payable monthly (approximately $14,678 per month) beginning April 1, 2003 with the principal amount due and payable on February 1, 2004.

         The property is undeveloped and suitable for commercial development. Although the Company has not determined the usage of the land, the Company may use a portion of the land for an adult cabaret and sell the remaining undeveloped property to a third party. The development of the property will be subject to the Company obtaining a construction loan. The Company does not currently know the amount of the loan it will need to develop this property or whether it will be able to obtain a sufficient loan for development of the property or, if obtained, whether the terms of the loan will be favorable to the Company.

         The Company intends to seek long-term financing for the purchased property before the principal note is due in February 2004. If the Company is unable to obtain long-term financing, the Company may have to sell the property to pay the note. There can be no assurance that the property can be sold for the total amount of the note. The sale of the property for less than the Company's purchase price will result in a loss which could materially adversely affect the Company's financial condition and results of operation.

Adult Cabaret

         General. The Company, through Tempo, owns and operates an adult cabaret under the name "The Million Dollar Saloon," which is its primary business operation. The Million Dollar Saloon opened in 1982 with the intent of establishing a sophisticated entertainment environment focused on attracting a professional clientele. To enhance the club's appeal to its target market, The Million Dollar Saloon offers restaurant and first-class bar service conducive to attracting businessmen and out-of-town convention clientele. The Company continues to explore the possible expansion of the adult cabaret segment of its business by establishing additional Million Dollar Saloons or acquiring and operating similar facilities in selected cities. Although the Company in February 2003 purchased 6.6 acres of undeveloped land in Dallas, Texas, the Company has not determined whether the land will be developed as an adult cabaret or for other purposes. Other than the recent purchase of the Dallas, Texas property, no specific locations for additional Million Dollar Saloons have been identified.

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

         Controls. Operational and accounting controls are essential to the successful management of a cash intensive nightclub and bar business. The Company separates management personnel from all cash handling. The Company uses a combination of the latest in nightclub-oriented accounting software and physical inventory control mechanisms to ensure a high level of integrity in its accounting practices. Computers play a significant role in capturing and analyzing a variety of information to provide management with the information necessary to efficiently monitor and control the nightclub. Management controls, restricts and supervises carefully all management personnel with cash handling. Management personnel reconcile continuously each day deposits of cash and credit card receipts to produce a detailed daily income report. Daily computer reports alert management of any variances from expected financial results based on historical norms.

         Atmosphere. The Million Dollar Saloon maintains an elegant atmosphere through its Mediterranean decor theme and other customer related amenities. The furniture and furnishings in The Million Dollar Saloon create the feeling of an upscale restaurant. The club offers a gourmet menu, two cigar humidors and an extensive champagne and fine wine list. The sound system design provides quality high-energy music levels that also permit easy conversation to take place. The Million Dollar Saloon also provides a state-of-the-art light show and employs a sound and light engineer to upgrade, monitor, and maintain its sound and light systems. Management constantly monitors the environment of The Million Dollar Saloon for appropriate music selection, customer service, and upscale appearance, and ambience.

         VIP Area. To provide service for the upper-end of the business market segment, the Company maintains a spacious VIP mezzanine encompassing the entire upstairs public area of The Million Dollar Saloon facility. The VIP area is opened to individuals who pay an increased daily admission charge or purchase annual or lifetime memberships. The VIP area provides a higher level of luxury in its decor and more personalized services. The VIP area consists of approximately 1,800 square feet for food and entertainment purposes and has an occupancy of 100 persons. Catering to the upscale VIP customer, this area includes "The Champagne Room" accessible for an additional fee. The downstairs club and dining area consists of approximately 4,500 square feet for entertainment purposes and can accommodate 250 persons. The lower level also offers "The Blue Room", a private entertainment space for bachelor and other large group activities.

         Advertising and Promotion. The Company's marketing philosophy is to portray The Million Dollar Saloon as a premiere adult cabaret providing female entertainment in a sophisticated, discreet environment for its patrons. Hotel publications, local radio, cable television, newspapers, billboards, and a variety of other promotional activities ensure that the public recognizes The Million Dollar Saloon name.

Future Expansion

         Other than the recent purchase of the Dallas, Texas property, the Company has not determined the precise locations or nature of its future expansion, but it believes, based upon its experience, that opportunities for expansion exist primarily in metropolitan areas in the Southwest United States. The Company may expand through the acquisition of sports bars, casual clubs and adult cabarets that may use the trademark "The Million Dollar Saloon." In determining which cities may be suitable locations for expansion, a variety of factors will be considered, including, but not limited to, the current regulatory environment, the availability of sites located in high traffic commercial areas suitable for conversion to The Million Dollar Saloon style cabarets or sports bars or casual clubs, potential competition in the area, current market conditions and profitability of other adult cabarets in the city.

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

         Beyond various regulatory requirements affecting the sale of alcoholic beverages, the location of an adult cabaret is subject to restriction by city ordinance. In Dallas, the Company is subject to "The Sexually Oriented Business Ordinance" (the "Ordinance") which contains prohibitions on the location of an adult cabaret. The prohibitions deal generally with distance from schools, churches, and other sexually oriented businesses and contain restrictions based on the percentage of residences within the immediate vicinity of the sexually oriented business. The granting of a Sexually Oriented Business Permit ("Business Permit") is not subject to discretion; the Business Permit must be granted if the proposed operation satisfies the requirements of the Ordinance. The Company has held a Business Permit since passage of the city ordinance. The Business Permit is valid for a period of one year and is renewable by application of the permit holder subject to a hearing. The Company and other corporations that operate adult cabarets within the City of Dallas are contesting the constitutionality of certain sections of the Ordinance. See "Item 3 - Legal Proceedings."

Employees

         As of December 31, 2002, the Company had approximately 41 full-time employees, of which 13 were in management positions, including corporate and administrative operations and 28 were engaged in food and beverage service, including bartenders and waitresses. The Company also employed 127 part-time employees who were engaged in food and beverage service. Entertainers numbered approximately 97 full and part time. None of the Company's employees are represented by a union and the Company considers its employee relations to be good.

Insurance

         The Company maintains insurance in amounts it considers adequate for personal injury and property damage. The Company maintains personal injury liquor liability insurance because the Company may be exposed to potential liabilities that may be imposed pursuant to the Texas "Dram Shop" statute or similar "Dram Shop" statutes or common law theories of liability in other states where the Company may expand. The Texas "Dram Shop" statute provides a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person if it was apparent to the server that the individual being sold, served or provided with an alcoholic beverage was obviously intoxicated to the extent that he presented a clear danger to himself and others.

Commercial Real Estate

         The Company owns four properties in the Dallas-Fort Worth Metroplex. One facility is Company operated, The Million Dollar Saloon, located in Dallas. Two of the properties are leased to affiliates of Duncan Burch, an officer and director of the Company, for the operation of adult cabarets. The fourth property consists of 6.6 acres of undeveloped real estate located in Dallas, Texas. The Company has not determined if this property will be developed for an adult cabaret or for other purposes. See "Item 1 - Description of Business - Purchase of Real Estate."

         The Company-operated Million Dollar Saloon is located in North Dallas and consists of a 9,750 square foot building located on an approximate 25,500 square foot tract of land fronting a major traffic artery. See Item 2 - "Properties."

         Two properties are leased to affiliates of Duncan Burch, an officer and director of the Company, which also operate adult entertainment nightclubs in the facilities. The Company's three developed properties include stand-alone structures and, accordingly, are 100% occupied with a single tenant and, at the present time, are not subject to any plans for renovation, remodeling or other significant improvement. The effective rentals vary between locations because of desirability and attractiveness of locations. One of the properties is subject to a lease which expires in August 2003. Another property is currently on a month-to-month lease. Management believes that all of its properties are adequately covered by insurance. See "Item 2 - Properties" and "Item 12 - Certain Relationships and Related Transactions."

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

         Significant Competition Within the Industry. The adult cabaret entertainment business is highly competitive with respect to price, service, location and the professionalism of entertainment. The Million Dollar Saloon competes in Dallas with a number of locally-owned adult cabarets, some of whose names may enjoy recognition that equals or exceeds that of The Million Dollar Saloon. Although the Company believes that due to its strategic location it will be able to compete successfully with other local adult cabarets, there can be no assurance that the Company will be able to maintain its high level of name recognition and prestige within the marketplace. The Company's success depends on maintaining a high quality of female entertainers and waitresses. Competition for female entertainers in the adult entertainment business is intense. The lack of availability of quality, personable, attractive entertainers or the Company's inability to attract and retain other key employees, such as kitchen personnel and bartenders, could adversely affect the business of the Company.

         Company Competes with Businesses Owned by Directors. Nick Mehmeti and Duncan Burch, and their affiliates, own and operate adult cabarets, restaurants and sports bars in the Dallas-Fort Worth Metroplex. The Company is engaged in direct competition with the adult cabarets owned by Messrs. Mehmeti and Burch for customers and employment of female entertainers. The Company believes that the combination of its existing name recognition and its distinctive and unique entertainment allows it to effectively compete with these adult cabarets.
However, the Company is unable to ascertain the effect, if any, that such competition has had on past and future revenues or the Company's ability to attract and retain qualified female entertainers. Messrs. Mehmeti and Burch are the sole directors of the Company and its principal shareholders. See "Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act" and "Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

         The Company's Commercial Properties Are Not Subject to Long-Term Leases; Rental Income in the Future May Continue to Decline. The Company's rental income has declined from $779,928 in 2000 to $570,095 in 2001 to $524,232 in 2002. The decline in rental income is primarily the result of renegotiating the lease terms for its Northwest Highway, Dallas, Texas property in January 2001. The Company leases two of its commercial properties to affiliates of Duncan Burch, an officer, director and principal shareholder of the Company. The facilities on the properties are utilized for the operation of adult entertainment night clubs. The Fort Worth, Texas property is subject to a lease which expires in August 2003. Neither the tenant of the Fort Worth property nor Duncan Burch has advised the Company whether tenant intends to renew the lease when it expires in August 2003. There can be no assurance that the Company will be able to renew the Fort Worth property lease, or obtain a new tenant with terms similar to the current lease. The Northwest Highway, Dallas, Texas property is currently on a month-to-month lease arrangement. Although the Company is seeking lease terms that are at least comparable to terms for similar properties in the geographic area, there can be no assurance that the Company will be able to renew its leases with affiliates of Mr. Burch or if renewed, that the terms of the leases will be as favorable to the Company as it could have obtained from an unaffiliated party. The failure of the Company to obtain long-term lease agreements with affiliates of Mr. Burch, or other third parties, with terms at least comparable to the existing lease arrangements could have a material adverse effect on the revenues of the Company. See "Item 2 -
Properties" and "Item 6 - Management's Discussion and Analysis or Plan of Operation."

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

         Permits Relating to the Sale of Alcohol and Operation of Sexually Oriented Business. While the Company and its affiliate corporation have obtained annual renewals of the TABC Permits and Dallas Business Permit, there can be no assurance that the Permits will continue to be renewed. Other states may have similar laws which may limit the availability of a permit to sell alcoholic beverages or operate a sexually oriented business. The Company and other operators of adult cabarets within the City of Dallas are contesting the constitutionality of certain sections of the Dallas Municipal Ordinance regulating sexually oriented businesses in Dallas. The temporary or permanent suspension or revocations of the TABC Permits or the Dallas Business Permit or the inability to obtain permits in areas of expansion would have a material adverse effect on the revenues, financial condition and results of operations of the Company. See "Item 3 - Legal Proceedings."

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

         The Company owns three commercial properties in the Dallas-Fort Worth Metroplex and 6.6 acres of undeveloped property located in Dallas, Texas. The Million Dollar Saloon, which is Company operated, is located on one of the Company's properties. Two properties are leased to affiliates of Duncan Burch for the operation of adult entertainment night clubs. Mr. Burch is an officer, director and principal shareholder of the Company. One of the properties is subject to a month-to-month lease. The other property is under a lease which expires August 2003. See "Item 12 - Certain Relationships and Related Transactions."

         The Million Dollar Saloon is located in North Dallas and consists of a 9,750 square foot building located on an approximate 25,500 square foot tract of land fronting a major traffic artery.

         The other two commercial properties are leased to affiliates of Duncan Burch, an officer and director of the Company, for the operation of adult cabarets. All of the properties are stand-alone structures and, accordingly, are 100% occupied with a single tenant and, at the present time, are not subject to any plans for renovation, remodeling or other significant improvement. The lease rental amounts are based upon the location and physical condition of the respective property.

         In October 2002, Duncan Burch, Nick Mehmeti (officers and directors of the Company) and certain of their affiliated businesses (the "Clubs") entered into a Compromise Settlement Agreement and Mutual Releases (the "Settlement Agreement") with the City of Dallas to settle pending litigation, claims and disputes between the parties arising out of the operation of the Clubs in alleged violation of the Dallas City Code, including the Sexually Oriented Business Ordinance. The Settlement Agreement did not involve the Company's Million Dollar Saloon nor did the Settlement Agreement affect the operation of the Million Dollar Saloon.

         However, the Settlement Agreement did affect the usage of the Company's property located at 3021 Northwest Highway, Dallas, Texas, which is currently leased on a month-to-month basis to an affiliate of Duncan Burch. The Northwest Highway property is currently being utilized by lessee for the operation of an adult cabaret. In accordance with the Settlement Agreement, lessee has agreed to terminate the operation of the adult cabaret business at the Northwest Highway location by July 31, 2003.

         The Company and its subsidiary, Lex Corporation, the record owner of the Northwest Highway property, signed the Settlement Agreement for a limited purpose. The Company and Corporation Lex are not bound by the terms of the Settlement Agreement except that Corporation Lex has agreed it will not allow the Clubs to use the premises at its Northwest Highway property, as or in support of, a sexually oriented business, dance hall, business featuring exotic striptease, business featuring scantily clad employees, individuals or performers, any business featuring individuals, employees, licensees, or independent contractors displaying specified anatomical areas or engaging in specified sexual activities, or operation by the Clubs of a business in any other manner circumventing or frustrating, or intending to circumvent or frustrate the intent of Chapter 41A and 51A of the Dallas City Code. The Company may lease the Northwest Highway premises for any other lawful purpose.
Management of the Company is currently considering various options for this property including leasing the property to a non-sexually oriented business or selling the property to a third party.


         The following is a summary of the terms, conditions and operating parameters of the two properties being leased from the Company by affiliates of Duncan Burch, an officer and director of the Company:

                                                                   Location/Address
                                             ------------------------------------------------------------
                                                 3021 Northwest Highway         3601 State Highway 157
                                                      Dallas, Texas                Fort Worth, Texas
                                             -------------------------------  ---------------------------
Square footage
   Building                                               8,550                          4,850
   Real estate tract                                     37,162                         60,398
Mortgages                                                 None                           None
Lease expiration                                     Month-to-Month                 August 2003(2)
Scheduled rentals                              $1,000 per week minimum(1)           $8,500 per week
Effective annual rental per square foot                  $24.33                         $91.13
   (total lease term)
Gross book basis (including land)                      $1,206,829                      $160,447
Net book basis (including land)                         $901,662                        $64,949
Federal income tax basis                                 $50,703                        $19,546
   (excluding land)
Depreciation method and life                           SL-19 yrs.                    ACRS-15 yrs.
Ad valorem tax rate per $100 of valuation                 $2.80                          $3.24

--------------------

(1) Since January 1, 2001, the base rental has been equal to 10% of the gross revenues generated from the business located at the property, payable quarterly, with a minimum weekly payment of $1,000 which will be credited against the quarterly percentage rent. The minimum rent payment shall not be less than $1,000 per week. During 2002, $52,000 of lease payments were received by the Company for this property. At December 31, 2002, the lessee owed $68,528 for accrued rent for this property which included $53,000 of accrued rent at December 31, 2001. The lease on this property expired May 2002 and is currently on a month-to-month basis. The business is owned by an affiliated corporation of Duncan Burch, an officer and director of the Company. As a result of the Settlement Agreement with the City of Dallas, the Company believes this lease arrangement will be terminated within the next six months. Management of the Company is currently considering various options for this property including leasing the property to a non-sexually oriented business or selling the property to a third party. See "Item 12 - Certain Relationships and Related Transactions."

(2) Neither the tenant of the Fort Worth property nor Duncan Burch has advised the Company whether tenant intends to renew the lease when it expires in August. See "Item 1 - Description of Business - Risk Factors; The Company's Properties Are Not Subject to Long Term Leases; Rental Income in the Future May Continue to Decline."

ITEM 3. LEGAL PROCEEDINGS

Case No. 3-00-CV-2500-H; Adventure Plus, Inc., Millennium Restaurant Group, Inc., D/B/A Cabaret Royale, et al. v. City of Dallas, Inc.; United States District Court, Northern District of Texas, Dallas Division

         This is an action where the Company and other operators of adult cabarets within the City of Dallas are contesting the constitutionality of certain provisions of the Dallas Sexually Oriented Business Ordinance (the "Ordinance") which impacts the Company's and other operators' license to do business as an adult cabaret in Dallas. The Company is of the opinion that it will prevail on its constitutional claims. As a result of this action, the City of Dallas agreed to and did amend some of the contested provisions of the Ordinance. However, the Company is still contesting other provisions of the Ordinance. Any impact on the operations of the Company will not be known until late in 2003 when the trial court addresses the remaining provisions at issue. Although the Company reasonably believes that the Ordinance will be amended or ruled on by the Court so as to have no material adverse impact on the Company's future operations, there can be no assurance that the Ordinance as amended or ruled on by the Court will not have any material adverse effect on the Company's business operations.

         The Company may from time to time be a party to various other legal actions arising in the ordinary course of its business. The Company is not currently involved in any such actions that it believes will have a material adverse effect on its results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         On December 10, 2002 the Company held its annual shareholders meeting. Of the Company's 5,731,778 shares of common stock entitled to vote at the meeting, approximately 5,648,078 shares were represented at the meeting, approximately 98.5% of the outstanding shares entitled to vote. The following matters were submitted to a vote of the shareholders through solicitation of proxies or otherwise:

                                                   For       Against    Abstain
                                                 ---------  ---------  ---------
         Election of Board of Directors
                  Nick Mehmeti                   5,636,609      27       38,500
                  Duncan Burch                   5,636,509     127       38,506

         Appointment of S.W. Hatfield, CPA as
         Auditors for 2001                       5,648,077       1       27,058

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of December 31, 2002, the Company had approximately 820 holders of record of its Common Stock. Outstanding shares of the Company's Common Stock totaled 5,731,778. The Company's transfer agent is Securities Transfer Corporation, Dallas, Texas.

         The Company's Common Stock began trading on The OTC Bulletin Board under symbol "MLDS" on January 29, 1996. The following table sets forth the quarterly average high and low closing bid prices per share for the Common Stock for the past two years:
                                               Common Stock
            Fiscal Year Ended December         ------------
                     31, 2001                High         Low
            --------------------------      ------------------

                   First Quarter            $0.50        $0.20
                  Second Quarter            $0.27        $0.15
                   Third Quarter            $0.25        $0.14
                  Fourth Quarter            $0.30        $0.14

                                               Common Stock
            Fiscal Year Ended December         ------------
                     31, 2002                High         Low
            --------------------------      ------------------
                   First Quarter            $0.29        $0.15
                  Second Quarter            $0.19        $0.12
                   Third Quarter            $0.24        $0.12
                  Fourth Quarter            $0.23        $0.10

               First Quarter -- 2003
              (through March 3, 2003)       $0.27        $0.12

         The source for the high and low closing bids quotations is the National Quotation Bureau, Inc. and does not reflect inter-dealer prices, such quotations are without retail mark-ups, mark-downs or commissions, and may not represent actual transactions and have not been adjusted for stock dividends or splits. The closing sale price of the Company's common stock on March 14, 2003 was $0.24 per share.

         The Company has not declared a dividend on its common stock since 1999. The Company intends for the foreseeable future to invest its available capital into the expansion of its business operations.

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

Results of Operations

         Year ended December 31, 2002 as compared to year ended December 31, 2001.

         Bar and restaurant sales increased by approximately 13.1% in 2002. Bar and restaurant sales were $3,267,595 in 2002 compared to $2,888,761 in 2001. The increase was attributable to overall increases in visitor traffic to the Dallas-Ft. Worth Metroplex and local patronage. The City of Dallas, Texas continues to actively pursue enforcement of its Sexually Oriented Business Ordinance and litigation continues between the Company and other Dallas cabaret operators and the City of Dallas. The Sexually Oriented Business Ordinance restricts the attire and dancing activities at the Company's Million Dollar Saloon, and other local adult cabarets, which has resulted in a decrease in patron attendance at the Company's facilities. Management is unable to assess the long-term impact of this continuing litigation. See "Item 3 - Legal Proceedings."

         Management continues to direct its efforts towards customer service and increasing sales through effective marketing and advertising methods to maintain and increase its bar and restaurant patronage and comply with current regulatory conditions and environment.

         The Company's rental income declined by approximately $46,000 to approximately $524,000 in 2002 from approximately $571,000 in 2001. The most significant factor to this decrease was a renegotiated lease with entities controlled by Duncan Burch, one of the Company's controlling shareholders. On January 30, 2001, the Company's Board of Directors approved an amendment to the lease agreement covering the property owned by Corporation Lex, a Company subsidiary. The amendment provides that effective January 1, 2001, the base rental will be reduced from $4,750 per week to $1,000 per week. Additionally, the amended lease provided that the Company, as landlord, shall receive 10% of the gross revenues generated from the business located at the property, payable quarterly, until termination of the lease in May 2002. As of December 31, 2002, the Company is due approximately $68,500 in additional rents over and above the required weekly payment as calculated on the gross sales of the tenant. Since May 2002, the lessee has been on a month-to-month basis at the same rental rate.

         Cost of sales experienced increases to approximately $1,992,947 for 2002 as compared to approximately $1,794,000 for 2001. During 2001, the Company began treating all entertainers as independent contractors, including the maintenance and issuance of Form 1099, as required by the Internal Revenue Service and the Department of Labor. This change in employment policy and treatment created a decline in both dance revenues and entertainer compensation as all table dances are now negotiated directly between the entertainer and the Company's patrons. Key areas of management focus for cost of sales expenditure control are principally food and beverage costs. Gross profit percentages remain relatively constant at 47.44 % ($1,799,000) for 2002 versus 48.14% ($1,665,000)
for 2001. Cost controls over purchasing, inventory management protocols and labor management are continuously monitored to improve gross profit percentages.

         General and administrative expenses were approximately $1,601,000 for 2002 as compared to approximately $1,473,000 in 2001. The overall increase was directly attributable to increased legal expenses as a result of ongoing litigation and issues related to the City of Dallas Sexually Oriented Business Ordinance. Further, the Company experienced increases in executive compensation during the current year. The Company anticipates relatively constant expenditure levels for general operating expenses in future periods and management continues to monitor its expenditure levels to achieve optimum financial results.

         During the fourth quarter of 2002, management, in connection with required procedural reviews required by Sarbanes-Oxley Act of 2002, determined that a formula error was imbedded in a worksheet used to calculate the deferred income taxes liability for future periods. This is a non-cash expenditure/accrual. As a result of identifying the erroneous calculation method, the Company adjusted the deferred tax liability for future periods in the 4th quarter of 2002. This resulted in a one-time charge to operations of approximately $154,000.

         Net income before income taxes was approximately $198,000 for 2002 versus approximately $221,000 for 2001. After-tax net income decreased by approximately $98,000 from approximately $107,000 for 2001 to approximately
$9,000 for 2002. The Company experienced earnings per share of approximately $0.00 and $0.02 per share for 2002 and 2001, respectively.

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

         Management continues to direct its efforts towards customer service and increasing sales through effective marketing and advertising methods to maintain and increase its bar and restaurant patronage and comply with current regulatory conditions and environment.

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

Liquidity and Capital Resources

         As of December 31, 2002 and 2001, the Company had working capital of approximately $981,000 and $809,000, respectively. Included in the positive working capital balances is cash of approximately $783,000 and $939,000, respectively. The 2002 balance also includes a trade accounts receivable for rental income of approximately $68,500 due from an entity controlled by Duncan Burch, a Company shareholder, officer and director. During 2002, the Company moved invested cash funds from money-market accounts into an investment in a money market instrument-based mutual funds. This investment is subject to market fluctuations in price on a daily basis and the Company is at market risk for this investment.

         The Company experienced positive cash flows from operations of approximately $313,000 in 2002 and approximately $215,000 in 2001. The 2002 increase in this area is directly attributable to increased patronage in the Company's adult cabaret and is offset by decreased rental income amounts from an entity controlled by Duncan Burch, a Company shareholder, officer and director.

         The Company's rental income has declined from approximately $779,928 in 2000 to approximately $570,095 in 2001 to approximately $524,232 in 2002.

         The Company leases two of its commercial properties to affiliates of Duncan Burch, an officer, director and principal shareholder of the Company. The facilities on the properties are utilized for the operation of adult entertainment night clubs.

         The decline in rental income is primarily the result of renegotiating the lease terms for its Northwest Highway, Dallas, Texas property in January 2001. Further, the adult cabaret occupying this property is non-compliant with the City of Dallas Sexually Oriented Business Ordinance and will close on July 1, 2003. It is anticipated that the Company will receive no revenues from this property after that date unless a successor tenant or sublessor is found.

         The Fort Worth, Texas property is subject to a lease which expires in August 2003. Neither the tenant nor Duncan Burch has advised the Company whether tenant intends to renew the lease when it expires in August 2003.

         There can be no assurance that the Company will be able to obtain terms similar to the current lease or that tenant will agree to the terms of a new lease. The Northwest Highway, Dallas, Texas property is currently on a month-to-month lease arrangement. Although the Company is seeking lease terms that are at least comparable to terms for similar properties in the geographic area, there can be no assurance that the Company will be able to renew its leases with Mr. Burch or if renewed, that the terms of the leases will be as favorable to the Company as it could have obtained from an unaffiliated party. The failure of the Company to obtain long-term lease agreements with Mr. Burch, or other third parties, with terms at least comparable to the existing lease arrangements will have a material adverse effect on the revenues of the Company.

         On February 14, 2003, the Company purchased 6.695 acres of undeveloped property located in Dallas, Texas. The purchase price was approximately $2,650,312, including closing expenses of approximately $53,599. The Company paid $493,072 cash, which included a $140,000 loan to the Company from Duncan Burch, an officer and director of the Company, and issued to the seller a one-year note in the principal amount of $2,156,713 with 8% annual interest. The payment of the note is secured with a lien against the property granted to the note holder by the Company. The interest on the note is payable monthly (approximately $14,678 per month) beginning April 1, 2003 with the principal amount due and payable on February 1, 2004. The Company will be required to pay approximately $132,000 during 2002 to service this debt.

         The property is undeveloped and suitable for commercial development. Although the Company has not determined the usage of the land, the Company may use a portion of the land for an adult cabaret and sell the remaining undeveloped property to a third party. The development of the property will be subject to the Company obtaining a construction loan. The Company does not currently know the amount of the loan it will need to develop this property or whether it will be able to obtain a sufficient loan for development of the property or, if obtained, whether the terms of the loan will be favorable to the Company.

         The Company intends to seek long-term financing for the purchased property before the principal note is due in February 2004. If the Company is unable to obtain long-term financing, the Company may have to sell the property to pay the note. There can be no assurance that the property can be sold for the total amount of the note. The sale of the property for less than the Company's purchase price will result in a loss which may materially impact the Company's financial condition and results of operations.

         The Company has identified no other significant capital requirements for 2003, other than normal repair and replacement activity at the Company's commercial rental properties and the adult entertainment lounge and restaurant facility. Liquidity requirements mandated by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management. Future operating liquidity and debt service are expected to be sustained from continuing operations.

         The Company knows of no new accounting releases or pronouncements that will have any impact upon the Company's financial statements upon adoption.

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

              Name             Age          Position with the Company             Director Since
         ---------------       ---   -----------------------------------------    --------------
         Nick Mehmeti(1)       45    President, Chief Executive Officer, Chief     January 2000
                                     Financial Officer and Director
         Duncan Burch(1)       45    Executive Vice President and Director         January 2000
         Dewanna Ross(2)       47    Secretary and Treasurer

--------------------

(1)      Since  January  19,  2000,  Mr.  Mehmeti  has  served as the  Company's
         President and Chief Executive Officer and Mr. Burch has served as Executive Vice President of the Company. Mr. Mehmeti has served as the Company's Chief Financial Officer since March 2001.
(2) Ms. Ross served as Vice President of Operations and Chief Operating Officer from January 19, 2000 to January 10, 2002 and as a director of the Company from 1995 to January 10, 2002.

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

         Dewanna Ross has served in various positions with the Company since 1995. Ms. Ross served as a director of the Company from 1995 until January 2002. She served as President and Chief Executive Officer of the Company from July 1999 to January 2000. She served as Vice President of Operations and Chief Operating Officer of the Company from January 19, 2000 to January 10, 2002. She currently serves as Secretary-Treasurer of the Company. Ms. Ross is responsible for the development of the corporate procedures, including the hiring and training of corporate staff and the day-to-day operations of the Company's Million Dollar Saloon. Ms. Ross has also served as an officer and operator of a private club and as an officer of other businesses. Ms. Ross has a Bachelor of Arts degree from the University of Texas at Dallas.

         All officers of the Company hold office until the annual meeting of directors following the annual meeting of stockholders or until their respective successors are duly elected and qualified or their earlier resignation or removal.

Board of Directors and Committee Meetings Attendance

         During the fiscal year ended December 31, 2002, the Board held one meeting, its annual meeting. The Company does not have any committees. The Company currently does not pay a director fee for attending scheduled and special meetings of the Board of Directors. The Company pays expenses of all of the its directors in attending meetings.

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


         Based solely on a review of reports furnished to the Company or written representatives from the Company's directors and executive officers during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year were complied with.

ITEM 10. EXECUTIVE COMPENSATION

         Laird Boles, who is not an officer or director of the Company, received
$181,553 compensation during 2002. Mr. Boles is primarily responsible for the management of the Company's Million Dollar Saloon and related personnel supervision. During 2002, Duncan Burch, Executive Vice President and a director of the Company of the Company received $128,000 compensation which included a $50,000 bonus. The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities for the Company to its President and Chief Executive Officer. All other compensation related tables required to be reported have been omitted as there has been no applicable compensation awarded to, earned by or paid to any of the Company's executive officers in any fiscal year to be covered by such tables.

                           Summary Compensation Table

                                         Annual Compensation      Long-Term Compensation
                                       -------------------------  ------------------------
                                                                           Awards           Payouts
                                                                  ------------------------  -------
                                                        Other     Restricted   Securities                 All
                                         Salary/       Annual       Stock      Underlying     LTIP       Other
          Name/Title             Year     Bonus     Compensation    Awards    Options/SARS  Payouts   Compensation
------------------------------   ----  -----------  ------------  ----------  ------------  -------   ------------
Nick Mehmeti, President, Chief   2002  $128,000(1)       NA           NA           NA          NA         $-0-
   Executive Officer
Nick Mehmeti, President, Chief   2001   $84,000          NA           NA           NA          NA         $-0-
   Executive Officer
Nick Mehmeti, President, Chief   2000   $191,162         NA           NA           NA          NA         $-0-
   Executive Officer(2)
Dewanna Ross, President and      2000   $  4,200         NA           NA           NA          NA         $-0-
   Chief Executive Officer(3)    1999   $ 36,400         NA           NA           NA          NA         $-0-

--------------------

(1)      Includes a $50,000 bonus.
(2) Mr. Mehmeti was employed by the Company during 2000 as President and Chief Executive Officer at an annual salary of $130,000. In December 2000, Mr. Mehmeti received a bonus of $81,162. On January 30, 2001, Mr. Mehmeti agreed to reduce his annual salary to $78,000.
(3) Ms. Ross was elected President and Chief Executive Officer in July 1999. Subsequently, in January 2000 she resigned as President and Chief Executive Officer and was elected as Vice President of Operations and Chief Operating Officer, a position she held until January 10, 2002. The $4,200 paid in 2000 represents Ms. Ross' salary while she served as President and Chief Executive Officer.

Director Compensation

         The Company does not currently pay a director fee for attending scheduled and special meetings of the Board of Directors. The Company pays the expenses of all of its directors in attending board meetings.

Indebtedness of Directors and Senior Officers

         Except as set forth in Item 12 - Certain Relationships and Related Transactions, none of the directors or officers of the Company or their respective associates or affiliates is indebted to the Company. The Company currently leases two commercial properties to corporations affiliated with Duncan Burch, Executive Vice President and director of the Company. See "Item 12
- Certain Relationships and Related Transactions."

Committees of the Board of Directors and Meeting Attendance

         There are no audit, compensation or other committees of the Board of Directors of the Company.


Family Relationships

         There are no family relationships among the Company's directors or officers.

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information as of March 17, 2003 relating to the beneficial ownership of shares of Common Stock by (i) each person who owns beneficially more than 5% of the outstanding shares of Common
Stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all executive officers and directors of the Company as a group.

                                                                              Percentage of Common
         Name(1)                                            Number of Shares      Stock Owned
         ------------------------------------------------  ----------------   --------------------
         Nick Mehmeti(2).................................    2,419,787(3)            39.5%
         Duncan Burch(2).................................    2,075,787(3)            33.9%
         Dewanna Ross(4).................................       34,350(5)               *
         J.M. Tibbals as Trustee for The Irrevocable
           Equity Trust No. 1(6).........................      451,558                7.9%
         Officers and Directors as a group (3 persons)...    4,129,924(7)            67.4%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On February 14, 2003, the Company purchased 6.695 acres of undeveloped property located in Dallas, Texas. The purchase price was approximately $2,650,312, including closing expenses of approximately $53,599. The Company paid $493,072 cash, which included a $140,000 unsecured, non-interest bearing advance to the Company from Duncan Burch, a controlling shareholder, officer and director of the Company, and issued to the seller a one-year note in the principal amount of $2,156,713 with 8% annual interest. The payment of the note is secured with a lien against the property granted to the note holder by the Company. The interest on the note is payable monthly (approximately $14,678 per month) beginning April 1, 2003 with the principal amount due and payable on February 1, 2004.

         On January 30, 2001, the Board of Directors, with Duncan Burch absent and non-voting, approved an amendment to the lease agreement covering the Company's Northwest Highway property located in Dallas, Texas. The amendment provided that effective January 1, 2001, the base rental was reduced from $4,750 per week to an amount equal to 10% of the gross revenues generated from the business located at the property, payable quarterly, until termination of the lease in May 2002, with a minimum weekly payment of $1,000 which will be credited against the quarterly percentage rent. The minimum rent payment under the amended lease agreement shall not be less than $1,000 per week. During 2002 the Company received $52,000 in lease payments for this property. At December 31, 2002, the lessee owed $68,528 for accrued rent for this property which included $53,000 which was owed at December 31, 2001. The modification of the lease agreement was the result of negotiations between the Company and representatives of the tenant. Such modifications were requested by the tenant as a result of substantial decreasing revenues of the tenant's adult cabaret operation located on the property. The tenant had previously advised the Company that if the lease was not modified, it may be compelled to close its business operations and exercise the termination provision in the lease agreement. Since the lease terminated in May 2002, the tenant is on a month-to-month basis with the same lease payments as provided in the modified lease agreement. There are currently no negotiations with the tenant for a new lease agreement. The business is owned by an affiliated corporation of Duncan Burch, an officer and director of the Company. See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act" and "Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

         The Company leases two of its commercial properties to affiliates of Duncan Burch, a controlling shareholder, officer and director of the Company. During 2002, the Company received rental payments of $524,232 from Mr. Burch's affiliated businesses. See "Item 2 - Properties."

         In October 2002, Duncan Burch, Nick Mehmeti (officers and directors of the Company) and certain of their affiliated businesses (the "Clubs") entered into a Compromise Settlement Agreement and Mutual Releases (the "Settlement Agreement") with the City of Dallas to settle pending litigation, claims and disputes between the parties arising out of the operation of the Clubs in alleged violation of the Dallas City Code, including the Sexually Oriented Business Ordinance. The Settlement Agreement did not involve the Company's Million Dollar Saloon nor did the Settlement Agreement affect the operation of the Million Dollar Saloon.

         However, the Settlement Agreement did affect the usage of the Company's property located at 3021 Northwest Highway, Dallas, Texas, which is currently leased on a month-to-month basis to an affiliate of Duncan Burch. The Northwest Highway property is currently being utilized by lessee for the operation of an adult cabaret. In accordance with the Settlement Agreement, lessee has agreed to terminate the operation of the adult cabaret business at the Northwest Highway location by July 31, 2003.

         As a result of the Settlement Agreement, the Company expects the month-to-month lease arrangement for the Northwest Highway property will be terminated within the next six months. Management of the Company is currently considering various options for this property including leasing the property to a non-sexually oriented business or selling the property to a third party. See "Item 2. Properties."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         The following documents are filed as exhibits with this annual report:

         Exhibit
         Number                             Description
        --------  --------------------------------------------------------------
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

         2.6*     Addendum and  Modification  to Stock Exchange  Agreement dated
                  September 19, 1995, by and among Million Dollar Saloon,  Inc.,
                  Goodheart  Ventures,  Inc.,  and  J.M.  Tibbals,  Trustee  for
                  Irrevocable Equity Trust No. 1.
         2.7*     Agreement  and Plan of  Merger  dated  October  5, 1995 by and between Million Dollar Saloon, Inc., a Texas corporation,  and
                  Goodheart Ventures, Inc., a Nevada corporation.
         2.8**    Addendum and Modification to Stock Purchase Agreement made and entered  into  the 7th  day of  September  1995  by and  among
                  Million Dollar Saloon,  Inc.,  Goodheart  Ventures,  Inc., and
                  certain individuals dated October 31, 1995.
         3(i)*    Articles of Incorporation of The Company, as amended to date.
         3(ii)*   Bylaws of the Company.
         3(iii)** Amended and Restated  Bylaws of the Company  effective July 9,
                  1999.
         4.1*     Specimen Common Stock Certificate.
         10.1*    Leases of Properties.
         10.2*    Promissory  Note for $750,000 with Abrams Centre National Bank dated September 22, 1995.
         10.3***  Modification of Lease Agreement dated January 31, 2001 between
                  Corporation Lex and MD II Entertainment, Inc.
         10.4+    Promissory  Note dated  February  14, 2003 (the "Note") in the principal  amount of  $2,156,713.50  payable by the Company to
                  One Stemmons Land Limited  Partnership with interest at 8% per annum,  interest  payable  monthly,  with a  single  principal payment due and payable on February 1, 2004.
         10.5+    Deed of Trust,  dated February 14, 2003, signed by the Company granting a security  interest in 6.6 acres of undeveloped real estate in Dallas, Texas to secure payment of the Note.
         10.6+    Special  Warranty Deed with  Vendor's Lien dated  February 14,
                  2002  relating to 6.6 acres of real estate  located in Dallas,
                  Texas.
         21.1*    Subsidiaries of the Company.
         99.1+    Certification  Pursuant  to  Title  18,  United  States  Code,
                  Section  1350,  as  Adopted  Pursuant  to  Section  906 of the
                  Sarbanes-Oxley Act of 2002.
--------------------
*        Incorporated  by reference to the Company's  Form 10-SB filed  December
         26, 1995.
** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.
*** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
+        Filed herewith.

(b)      Reports on Form 8-K.

         The Company filed a Current Report on Form 8-K with the SEC on December 12, 2002 reporting the results of the Annual Meeting of Shareholders held on December 10, 2002.

         There were no other reports on Form 8-K filed with the SEC during the last quarter of fiscal year ended December 31, 2001.

ITEM 14. CONTROLS AND PROCEDURES

         Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in the Company's periodic reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                                   SIGNATURES

         In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 2003.

                              MILLION DOLLAR SALOON, INC.


                               By:              /s/ Nick Mehmeti
                                  ----------------------------------------------
                               Nick Mehmeti, President, Chief Executive Officer, Chief Financial Officer and Director

         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

      Signature                             Title                      Date
-----------------------    ------------------------------------   --------------

   /s/ Nick Mehmeti        President, Chief Executive Officer,    March 25, 2003
-----------------------    Chief Financial Officer and Director
Nick Mehmeti

   /s/ Duncan Burch        Executive Vice President and Director  March 25, 2003
-----------------------
Duncan Burch

Certifications

         The undersigned, Nick Mehmeti, President, Chief Executive Officer and Chief Financial Officer of Million Dollar Saloon, Inc. (the "Company"), certify that:

         1. I have reviewed this annual report on Form 10-KSB of Million Dollar Saloon, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a(14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b)  any  fraud,  whether  or  not  material,   that  involves
         management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 25, 2003

                         By:                 /s/ Nick Mehmeti
                            ----------------------------------------------------
                            Nick Mehmeti, President, Chief Executive Officer and Chief Financial Officer

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                           F-2

Consolidated Financial Statements

   Consolidated Balance Sheets
      as of December 31, 2002 and 2001                                       F-3

   Consolidated Statements of Income and Comprehensive Income
      for the years ended December 31, 2002 and 2001                         F-4

   Consolidated Statements of Changes in Shareholders' Equity
      for the years ended December 31, 2002 and 2001                         F-5

   Consolidated Statements of Cash Flows
      for the years ended December 31, 2002 and 2001                         F-6

   Notes to Consolidated Financial Statements                                F-7

S. W. HATFIELD, CPA certified public accountants

Member:    Texas Society of Certified Public Accountants
           Press Club of Dallas



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



Board of Directors and Shareholders
Million Dollar Saloon, Inc.

We have audited the consolidated balance sheets of Million Dollar Saloon, Inc. and Subsidiaries (a Nevada corporation and Texas corporations, respectively) as of December 31, 2002 and 2001, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the two years then ended, respectively. These consolidated financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Million Dollar Saloon, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the two years then ended, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.




                                                    S. W. HATFIELD, CPA
Dallas, Texas
March 13, 2003

                       Use our past to assist your future

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                       F-2


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001

                                                               December 31,   December 31,
                                                                   002            2001
                                                              ------------    ------------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                   $    783,157    $    938,785
   Marketable securities                                           367,093            --
   Accounts receivable - trade and other                            68,528          56,866
   Prepaid Federal income taxes receivable                           1,500            --
   Inventory                                                        48,087          19,417
   Prepaid expenses                                                 43,743            --
                                                              ------------    ------------
     Total current assets                                        1,312,108       1,015,068
                                                              ------------    ------------

Property and Equipment - At Cost
   Buildings and related improvements                            2,095,914       2,017,514
   Furniture and equipment                                         881,710         867,087
                                                              ------------    ------------
                                                                 2,977,624       2,884,601
   Less accumulated depreciation                                (1,908,244)     (1,809,613)
                                                              ------------    ------------
                                                                 1,069,380       1,074,988
   Land                                                            741,488         741,488
                                                              ------------    ------------
     Net property and equipment                                  1,810,868       1,816,476
                                                              ------------    ------------

Other Assets                                                         1,725           4,725
                                                              ------------    ------------

Total Assets                                                  $  3,124,701    $  2,836,269
                                                              ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Accounts payable - trade                                   $    109,836    $     12,057
   Accrued liabilities                                             205,254         113,070
   Accrued income taxes payable                                       --            74,400
   Deferred revenues                                                 9,500            --
   Tenant deposits                                                   6,500           6,500
                                                              ------------    ------------
     Total current liabilities                                     331,090         206,027
                                                              ------------    ------------

Long-Term Liabilities
   Deferred tax liability                                          288,916         134,524
                                                              ------------    ------------
     Total liabilities                                             620,006         340,551
                                                              ------------    ------------

Commitments and Contingencies

Shareholders' Equity
   Preferred stock - $0.001 par value
     5,000,000 shares authorized
     None issued and outstanding                                      --              --
   Common stock - $0.001 par value
     50,000,000 shares authorized
     5,731,778 shares issued and outstanding, respectively           5,732           5,732
   Retained earnings                                             2,498,963       2,489,986
                                                              ------------    ------------
     Total shareholders' equity                                  2,504,695       2,495,718
                                                              ------------    ------------

Total Liabilities and Shareholders' Equity                    $  3,124,701    $  2,836,269
                                                              ============    ============

The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-3


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     Years ended December 31, 2002 and 2001


                                                        Year ended      Year ended
                                                       December 31,    December 31,
                                                           2002            2001
                                                       ------------    ------------
Revenues
   Bar and restaurant sales                            $  3,267,595    $  2,888,761
   Rental income                                            524,232         570,095
                                                       ------------    ------------
     Total revenues                                       3,791,827       3,458,856
                                                       ------------    ------------

Cost of Sales - Bar and Restaurant Operations
   Direct labor                                           1,340,572       1,159,756
   Purchases                                                652,375         633,908
                                                       ------------    ------------
     Total cost of sales                                  1,992,947       1,793,664
                                                       ------------    ------------

Gross Profit                                              1,798,880       1,665,192
                                                       ------------    ------------

Operating Expenses
   Salaries, wages and related expenses                     591,531         503,086
   Consulting, legal and other professional fees            177,477         204,906
   Rental expenses, principally taxes                        59,075          67,968
   Interest expense                                           3,007            --
   Other operating expenses                                 671,019         604,896
   Depreciation and amortization                             99,013          92,481
                                                       ------------    ------------
       Total operating expenses                           1,601,122       1,473,337
                                                       ------------    ------------

Income from Operations                                      197,758         191,855

Other Income (Expenses)
   Interest income and other                                 21,590          28,908
   Unrealized loss on marketable securities                  (8,867)           --
   Impairment of carrying value on long-term assets          (2,250)           --
                                                       ------------    ------------

Income before Income Taxes                                  208,231         220,763

Provision for Income Taxes
   Currently payable                                        (44,861)       (112,209)
   Deferred                                                (154,393)         (1,424)
                                                       ------------    ------------

Net Income                                                    8,977         107,130

Other Comprehensive Income                                     --              --
                                                       ------------    ------------

Comprehensive Income                                   $      8,977    $    107,130
                                                       ============    ============

Earnings per share of common stock
   outstanding, computed on net income -
   basic and fully diluted                                      nil    $       0.02
                                                       ============    ============

Weighted-average number of shares outstanding             5,731,778       5,731,778
                                                       ============    ============


The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-4


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 2002 and 2001



                                        Common Stock                                Total
                                -----------------------------     Retained      shareholders'
                                  # shares          Amount        earnings         equity
                                -------------   -------------   -------------   -------------

Balances at January 1, 2001         5,731,778   $       5,732   $   2,382,856   $   2,388,588

Net income for the year                  --              --           107,130         107,130
                                -------------   -------------   -------------   -------------

Balances at December 31, 2001       5,731,778           5,732       2,489,986       2,495,718

Net income for the year                  --              --             8,977           8,977
                                -------------   -------------   -------------   -------------

Balances at December 31, 2002       5,731,778   $       5,732   $   2,498,963   $   2,504,695
                                =============   =============   =============   =============




















The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-5


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2002 and 2001


                                                           Year ended      Year ended
                                                          December 31,    December 31,
                                                              2002            2001
                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                             $      8,977    $    107,130
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                            99,013          92,481
       Unrealized loss on marketable securities                  8,867            --
       Impairment of carrying value on long-term assets          2,250            --
       Deferred income taxes                                   154,393           1,423
       (Increase) decrease in
         Accounts receivable - trade                           (11,662)        (48,129)
         Prepaid income taxes                                   (1,500)         33,141
         Inventory                                             (28,670)          3,427
         Prepaid expenses and other                            (43,743)           --
       Increase (decrease) in
         Accounts payable and other accrued liabilities        189,962         (49,137)
         Deferred revenues                                       9,500            --
         Accrued federal income taxes payable                  (74,400)         74,400
                                                          ------------    ------------

Net cash provided by operating activities                      312,987         214,736
                                                          ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of marketable securities                          (375,960)           --
   Purchases of property and equipment                         (92,655)         (2,994)
                                                          ------------    ------------

Net cash used in investing activities                         (468,615)         (2,994)
                                                          ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES                              --              --
                                                          ------------    ------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (155,628)        211,742

Cash and cash equivalents at beginning of year                 938,785         727,043
                                                          ------------    ------------

Cash and cash equivalents at end of year                  $    783,157    $    938,785
                                                          ============    ============

SUPPLEMENTAL DISCLOSURES OF
   INTEREST AND INCOME TAXES PAID
     Interest paid                                        $      3,007    $       --
                                                          ============    ============
     Income taxes paid                                    $    120,762    $      4,669
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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

These financial statements reflect the books and records of Million Dollar Saloon, Inc., Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for the years ended December 31, 2002 and 2001, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.

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

2.   Marketable Securities
     ---------------------

     Investments in the equity securities of other companies, including mutual fund investments, that have readily determinable fair values (as defined in Statement of Financial Accounting Standards No. 115, "Accounting for
     Certain Investments in Debt and Equity Securities" (SFAS 115) are classified, at the date of acquisition, into three categories and accounted for as follows:

     Trading Securities - Equity securities that are bought and held principally for the purpose of selling them in the near term are reported at fair value. Unrealized gains and losses are included in earnings.

     Available-for-Sale Securities - Equity securities not classified in other categories are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.

     Held-to-Maturity Securities - Equity securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost.

     Other investments that do not have a readily determinable fair value are recorded at amortized cost.

     The Company evaluates the carrying value of all marketable securities classified as "held-to-maturity" or "other investments that do not have a readily determinable fair value" on a quarterly basis in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets". Any permanent impairment, if any, is charged to operations in the quarter in which the determination of impairment is made.

     For  purposes  of  computing   realized  gains  and  losses,  the  specific
     identification method is used.

3.   Accounts Receivable and Revenue Recognition
     -------------------------------------------

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

     Since December 31, 2000, all lessors of Company rental property are entities controlled by a Company controlling shareholder, officer and director. All lease rental payments are due in advance on the first day of the week for that week. All revenue sources are located either in Dallas or Tarrant County, Texas.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES

NOTE C - Summary of Significant Accounting Policies - Continued

3.   Accounts Receivable and Revenue Recognition - continued
     -------------------------------------------------------

     Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non- performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

4.   Inventory
     ---------

     Inventory consists of food and liquor consumables necessary in the operation of Tempo's adult lounge and entertainment facility. These items are valued at the lower of cost or market using the first-in, first-out method of accounting.

5.   Property and Equipment
     ----------------------

     Property and equipment is recorded at cost and is depreciated on a straight-line basis, over the estimated useful lives (generally 5 to 40 years) of the respective asset. Major additions and betterments are capitalized and depreciated over the estimated useful lives of the related assets. Maintenance, repairs, and minor improvements are charged to expense as incurred.

6.   Trademark rights
     ----------------

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

     On December 31, 2002, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", Management reflected an impairment equivalent to 100% of the unamortized balance (approximately $2,250) against the carrying value of this asset.

7.   Income Taxes
     ------------

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

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES

NOTE C - Summary of Significant Accounting Policies - Continued

8.   Earnings per share
     ------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of
     issuance,   whichever  is  later.   As  of  December  31,  2002  and  2001,
     respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


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


NOTE E - Concentrations of Credit Risk

The Company maintains its cash accounts in financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended December 31, 2002 and 2001, respectively, each entity listed below had credit risk exposures in excess of statutory FDIC coverage:

                                      Highest         Lowest      Number of days
                                     exposure        exposure     with exposure
                                  -------------   -------------   --------------
Year ended December 31, 2002
----------------------------
    Tempo Tamers, Inc.
      Bank A                      $     275,724        $ 74,118              365
    Don, Inc.
      Bank A                      $      80,447        $ 10,231              133
      Bank B                      $     203,061        $ 49,273              365
    Corporation Lex
      Bank B                      $      31,756        $ 33,737              365

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES

NOTE E - Concentrations of Credit Risk - Continued

                                      Highest         Lowest      Number of days
                                     exposure        exposure     with exposure
                                  -------------   -------------   --------------
Year ended December 31, 2001
----------------------------
  Tempo Tamers, Inc.
    Bank A                        $     110,213   $       2,956              200
  Don, Inc.
    Bank A                        $      70,747   $      14,247               78
    Bank B                        $     297,579   $      45,823              365
  Corporation Lex
    Bank B                        $      32,065   $      28,843              365

The Company has incurred no losses during 2002 or 2001 as a result of any of these unsecured situations.


NOTE F - Marketable Securities

Marketable securities as of December 31, 2002 consist entirely of an investment in a money market instrument- based mutual funds and are summarized as follows:

                                                         Available      Held to
                                           Trading       for sale      Maturity
                                         -----------   -----------   -----------
Aggregate fair value                     $   367,093   $      --     $      --
Gross unrealized holding gains           $      --     $      --     $      --
Gross unrealized holding losses          $     8,867   $      --     $      --
Amortized cost basis                     $   375,960   $      --     $      --

The net unrealized holding gains and losses on trading securities which have been included in the statement of operations were approximately $ 8,867 for the year ended December 31, 2002.


NOTE G - Property and Equipment

Property and equipment consists of the following at December 31, 2002 and 2001:

                                    December 31,   December 31,
                                         2002           2001      Estimated life
                                    ------------   ------------   --------------

Buildings and related improvements     2,095,914      2,017,514     15-40 years
Furniture and equipment                  881,710        867,087      5-10 years
                                    ------------   ------------
                                       2,977,624      2,884,601
Less accumulated depreciation         (1,908,244)    (1,809,613)
                                    ------------   ------------
                                       1,069,380      1,074,988
Land                                     741,488        741,488
                                    ------------   ------------

Net property and equipment           $ 1,810,868   $  1,816,476
                                    ============   ============

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES

NOTE G - Property and Equipment - Continued

Depreciation expense for the years ended December 31, 2002 and 2001 was approximately $98,631 and $91,731, respectively.


NOTE H - Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2002 and 2001, respectively, are as follows:

                                                     Year ended     Year ended
                                                    December 31,   December 31,
                                                        2002           2001
                                                    ------------   ------------
     Federal:
       Current                                      $     44,861   $    112,209
       Deferred                                          154,393         (1,424)
                                                    ------------   ------------
                                                         199,254        107,130
                                                    ------------   ------------
     State:
       Current                                              --             --
       Deferred                                             --             --
                                                    ------------   ------------
                                                            --             --
                                                    ------------   ------------

       Total                                        $    199,254   $    107,130
                                                    ============   ============

The Company's income tax expense (benefit) for the years ended December 31, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                               Year ended      Year ended
                                                              December 31,    December 31,
                                                                  2002            2001
                                                              ------------    ------------
     Statutory rate applied to earnings before income taxes   $     70,799    $     75,059
     Increase (decrease) in income taxes resulting from:
       State income taxes                                             --              --
       Deferred income taxes                                       154,393          (1,424)
       Effect of incremental tax brackets and the
         application of business tax credits                       (25,938)         33,495
                                                              ------------    ------------

     Income tax expense                                       $    199,254    $     28,135
                                                              ============    ============

The deferred current tax asset and non-current deferred tax liability on December 31, 2002 and 2001, respectively, balance sheet consists of the following:

                                                   December 31,    December 31,
                                                        2002            2001
                                                   ------------    ------------

     Non-current deferred tax liability            $   (288,916)   $   (134,524)
                                                   ============    ============

The non-current deferred tax liability results from the usage of statutory accelerated tax depreciation and amortization methods.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES

NOTE I - Capital Stock Transactions

On March 19, 1998, the Company entered into a Stock Purchase Agreement (Agreement) with an unrelated individual. The Agreement contained a "second closing" clause, as amended, whereby the individual may acquire an additional 400,000 shares of restricted, unregistered common stock at a price of $1.10 per share on or before the close of business on October 18, 2004. As of December 31, 2002, no shares of common stock have been issued in accordance with the "second closing" portion of the Agreement.


NOTE J - Commitments

The Company leases commercial real estate to entities controlled by a Company shareholder, officer and director on both short and long-term operating leases. The leases require minimum weekly lease payments, plus reimbursement for annual property taxes. The respective tenants are responsible for normal maintenance and repairs, insurance and other direct operating expenses related to the property. As of December 31, 2002, future minimum non-cancellable lease revenues are as follows:

                                                     Year ending
                                                     December 31,       Amount
                                                     ------------   ------------
                                                         2003       $     69,750
                                                                    ============


NOTE K - Segment Information

The Company operates with a centralized management structure and has two identifiable operating segments: an adult entertainment lounge and restaurant located in Dallas, Texas and commercial rental real estate located in Dallas and Tarrant Counties, Texas. All revenues are generated operations in these geographic areas. As of December 31, 2002 and 2001, respectively, all rental revenues are derived from entities controlled by a Company controlling shareholder, officer and director. Approximately 13.8% and 16.5% of total revenues for 2002 and 2001, respectively, came from related parties.


                                    Restaurant          Rental         General and
                                     facility         real estate     administrative       Total
                                  --------------    --------------    --------------   --------------
Year ended December 31, 2002
----------------------------
Revenue from external customers   $    3,267,595    $         --      $         --     $    3,267,595
Revenue from related parties                --             524,232              --            524,232
Revenue (expenses) from/to
  intercompany sources                  (240,000)         (110,000)          130,000             --
Interest income                              118             6,205            15,267           21,590
Interest expense                            --                --               3,007            3,007
Depreciation and amortization             40,004            59,009              --             99,013
Income tax expense (benefit)             (73,334)          226,263            46,325          199,254
Segment assets                           270,727         2,257,207           596,767        3,124,701
Fixed asset expenditures                  92,655              --                --             92,655




                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE K - Segment Information - Continued

                                    Restaurant          Rental         General and
                                     facility         real estate     administrative       Total
                                  --------------    --------------    --------------   --------------
Year ended December 31, 2001
----------------------------
Revenue from external customers   $    2,888,761    $         --      $         --     $    2,888,761
Revenue from related parties                --             570,095              --            570,095
Revenue (expenses) from/to
  intercompany sources                  (240,000)          280,500            40,500             --
Interest income                             --              11,439            16,978           28,417
Interest expense                            --                --                --               --
Depreciation and amortization             33,472            70,448              --             92,481
Income tax expense (benefit)             (89,621)           84,083           119,171          113,633
Segment assets                           367,418         2,101,720           367,131        2,836,269
Fixed asset expenditures                   2,994              --                --              2,994


NOTE L - Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001, respectively.


                              Quarter ended   Quarter ended   Quarter ended   Quarter ended     Year ended
                                March 31,        June 30,     September 30,    December 31,     December 31,
                              -------------   -------------   -------------   -------------    -------------
Calendar 2002
   Restaurant sales           $     958,171   $     885,288   $     855,893   $     568,243    $   3,267,595
   Rental income-
     Related party            $     148,195   $     138,950   $     137,775   $      99,312    $     524,232
   Gross profit               $     526,702   $     491,085   $     411,713   $     369,880    $   1,798,880
   Net earnings after
     provision for
     income taxes             $     137,032   $     109,886   $         807   $    (238,748)   $       8,977
   Basic and fully diluted
     earnings per share       $        0.02   $        0.02             nil   $       (0.04)             nil
   Weighted average
     number of shares
     issued and outstanding       5,731,788       5,731,788       5,731,788       5,731,788        5,731,788
Calendar 2001
   Restaurant sales           $     874,569   $     826,708   $     762,654   $     424,830    $   2,888,761
   Rental income-
     Related party                  135,896         125,775         125,775         182,649          570,095
   Gross profit                     405,767         370,284         428,030         461,111        1,665,192
   Net earnings after
     provision for
     income taxes                    42,861          13,210          37,646          13,413          107,130
   Basic and fully diluted
     earnings per share                0.01             nil            0.01             nil             0.02
   Weighted-average
     number of shares
     issued and outstanding       5,731,778       5,731,778       5,731,778       5,731,778        5,731,778

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES

NOTE L - Subsequent Event

On February 14, 2003, the Company purchased 6.695 acres of undeveloped property located in Dallas, Texas. The purchase price was approximately $2,650,312, including closing expenses of approximately $53,599.

The Company paid $493,072 cash, inclusive of a $140,000 loan to the Company from Duncan Burch, an officer and director of the Company, and issued to the seller a one-year note in the principal amount of $2,156,713 with 8% annual interest. The payment of the note is secured with a lien against the property granted to the note holder by the Company. The interest on the note is payable monthly (approximately $14,678 per month) beginning April 1, 2003 with the principal amount due and payable on February 1, 2004.

The Company will be required to pay approximately $132,000 during 2002 to service this debt.

The property is undeveloped and suitable for commercial development. Although the Company has not determined the usage of the land, the Company may use a portion of the land for an adult cabaret and sell the remaining undeveloped property to a third party. The development of the property will be subject to the Company obtaining a construction loan. The Company does not currently know the amount of the loan it will need to develop this property or whether it will be able to obtain a sufficient loan for development of the property or, if obtained, whether the terms of the loan will be favorable to the Company.

The Company intends to seek long-term financing for the purchased property before the principal note is due in February 2004. If the Company is unable to obtain long-term financing, the Company may have to sell the property to pay the note. There can be no assurance that the property can be sold for the total amount of the note. The sale of the property for less than the Company's purchase price will result in a loss which may materially impact the Company's future financial condition and results of operations.

                                INDEX TO EXHIBITS

         Exhibit
         Number                             Description
        --------  --------------------------------------------------------------
         2.1*     Stock Purchase  Agreement dated August 23, 1995 by and between
                  Art Beroff and Bjorn Heyerdahl.
         2.2*     Stock Purchase  Agreement dated August 23, 1995 by and between
                  Joseph  MacDonald,   Goodheart   Ventures,   Inc.,  and  Bjorn
                  Heyerdahl.
         2.3*     Stock Purchase  Agreement dated September 7, 1995 by and among
                  Million Dollar Saloon,  Inc.,  Goodheart  Ventures,  Inc., and
                  certain individuals.
         2.4*     Addendum and  Modification  to Stock Purchase  Agreement dated
                  September 19, 1995, by and among Million Dollar Saloon,  Inc.,
                  Goodheart Ventures, Inc., and certain individuals.
         2.5*     Stock Exchange  Agreement dated September 7, 1995 by and among
                  Million Dollar Saloon,  Inc.,  Goodheart  Ventures,  Inc., and
                  J.M. Tibbals, Trustee for Irrevocable Equity Trust No. 1.
         2.6*     Addendum and  Modification  to Stock Exchange  Agreement dated
                  September 19, 1995, by and among Million Dollar Saloon,  Inc.,
                  Goodheart  Ventures,  Inc.,  and  J.M.  Tibbals,  Trustee  for
                  Irrevocable Equity Trust No. 1.
         2.7*     Agreement  and Plan of  Merger  dated  October  5, 1995 by and between Million Dollar Saloon, Inc., a Texas corporation,  and
                  Goodheart Ventures, Inc., a Nevada corporation.
         2.8**    Addendum and Modification to Stock Purchase Agreement made and entered  into  the 7th  day of  September  1995  by and  among
                  Million Dollar Saloon,  Inc.,  Goodheart  Ventures,  Inc., and
                  certain individuals dated October 31, 1995.
         3(i)*    Articles of Incorporation of The Company, as amended to date.
         3(ii)*   Bylaws of the Company.
         3(iii)** Amended and Restated  Bylaws of the Company  effective July 9,
                  1999.
         4.1*     Specimen Common Stock Certificate.
         10.1*    Leases of Properties.
         10.2*    Promissory  Note for $750,000 with Abrams Centre National Bank dated September 22, 1995.
         10.3***  Modification of Lease Agreement dated January 31, 2001 between
                  Corporation Lex and MD II Entertainment, Inc.
         10.4+    Promissory  Note dated  February  14, 2003 (the "Note") in the principal  amount of  $2,156,713.50  payable by the Company to
                  One Stemmons Land Limited  Partnership with interest at 8% per annum,  interest  payable  monthly,  with a  single  principal payment due and payable on February 1, 2004.
         10.5+    Deed of Trust,  dated February 14, 2003, signed by the Company granting a security  interest in 6.6 acres of undeveloped real estate in Dallas, Texas to secure payment of the Note.
         10.6+    Special  Warranty Deed with  Vendor's Lien dated  February 14,
                  2002  relating to 6.6 acres of real estate  located in Dallas,
                  Texas.
         21.1*    Subsidiaries of the Company.
         99.1+    Certification  Pursuant  to  Title  18,  United  States  Code,
                  Section  1350,  as  Adopted  Pursuant  to  Section  906 of the
                  Sarbanes-Oxley Act of 2002.
--------------------
*        Incorporated  by reference to the Company's  Form 10-SB filed  December
         26, 1995.
** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.
*** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
+        Filed herewith.


                                     IOE-1