Form 10QSB
period 2003-03-31
MILLION DOLLAR SALOON INC
filed 2003-05-15
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange
------   Act of 1934


                  For the quarterly period ended March 31, 2003

         Transition  Report Under Section 13 or 15(d of The Securities  Exchange
------   Act of 1934


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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 13, 2002: 5,731,778

Transitional Small Business Disclosure Format (check one):  YES    NO X
                                                               ---   ---

                           Million Dollar Saloon, Inc.

                Form 10-QSB for the Quarter ended March 31, 2003

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         14

  Item 3   Controls and Procedures                                           16

Part II - Other Information

  Item 1   Legal Proceedings                                                 16

  Item 2   Changes in Securities                                             16

  Item 3   Defaults Upon Senior Securities                                   17

  Item 4   Submission of Matters to a Vote of Security Holders               17

  Item 5   Other Information                                                 17

  Item 6   Exhibits and Reports on Form 8-K                                  17


Signatures                                                                   17


Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002          18

Part I
Item 1 - Financial Statements

                  Million Dollar Saloon, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             March 31, 2003 and 2002

                                   (Unaudited)
                                                    March 31,        March 31,
                                                       2003             2002
                                                   -----------      -----------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                        $   323,187      $ 1,066,745
   Marketable securities                               372,231             --
   Accounts receivable - trade                         103,770           68,867
   Inventory                                            48,086           19,155
   Prepaid expenses                                     71,872           38,231
                                                   -----------      -----------

     Total current assets                              919,146        1,192,998
                                                   -----------      -----------


Property and Equipment - At Cost
   Buildings and related improvements                2,095,914        2,017,514
   Furniture and equipment                             881,710          867,452
                                                   -----------      -----------
                                                     2,977,624        2,884,966
   Less accumulated depreciation                    (1,930,924)      (1,832,888)
                                                   -----------      -----------
                                                     1,046,700        1,052,078
   Land                                                741,488          741,488
                                                   -----------      -----------

     Net property and equipment                      1,788,188        1,793,566
                                                   -----------      -----------


Other Assets
   Land held for future development                  2,649,786             --
   Deposits and other                                    1,725            4,725
                                                   -----------      -----------

     Total other assets                              2,651,511            4,725
                                                   -----------      -----------

Total Assets                                       $ 5,358,845      $ 2,991,289
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

                  Million Dollar Saloon, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                             March 31, 2003 and 2002

                                   (Unaudited)
                                                        March 31,      March 31,
                                                          2003           2002
                                                       ----------     ----------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Note payable                                        $2,156,714     $     --
   Loan from officer                                      140,000           --
   Accounts payable - trade                                38,894         19,699
   Accrued liabilities                                     62,159         67,916
   Federal income taxes payable                            53,500        129,900
   Tenant deposits                                          6,500          6,500
                                                       ----------     ----------

     Total current liabilities                          2,457,767        224,015
                                                       ----------     ----------


Long-Term Liabilities
   Deferred tax liability                                 288,916        134,524
                                                       ----------     ----------

     Total liabilities                                  2,746,683        358,539
                                                       ----------     ----------


Commitments and Contingencies


Shareholders' Equity
   Preferred stock - $0.001 par value
     5,000,000 shares authorized
     None issued and outstanding                             --             --
   Common stock - $0.001 par value
     50,000,000 shares authorized
     5,731,778 shares issued and outstanding                5,732          5,732
   Retained earnings                                    2,060,430      2,627,018
                                                       ----------     ----------

     Total shareholders' equity                         2,612,162      2,632,750
                                                       ----------     ----------

Total Liabilities and Shareholders' Equity             $5,358,845     $2,991,289
                                                       ==========     ==========


The consolidated financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these consolidated financial statements.
                                                                               4


                  Million Dollar Saloon, Inc. and Subsidiaries
                        Consolidated Statements of Income
                   Three months ended March 31, 2003 and 2002

                                   (Unaudited)

                                                      Three months    Three months
                                                          ended           ended
                                                        March 31,       March 31,
                                                          2003            2002
                                                      ------------    ------------
Revenues
   Bar and restaurant sales                           $    867,732    $    958,171
   Rental income                                           161,134         148,195
                                                      ------------    ------------
     Total revenues                                      1,028,866       1,106,366
                                                      ------------    ------------

Cost of Sales - Bar and Restaurant Operations              476,864         579,664
                                                      ------------    ------------

Gross Profit                                               552,002         526,702
                                                      ------------    ------------

Operating Expenses
   General and administrative expenses                     372,795         303,141
   Depreciation and amortization                            22,680          22,907
                                                      ------------    ------------
     Total operating expenses                              395,475         326,048
                                                      ------------    ------------

Income from Operations                                     156,527         200,654

Other Income (Expenses)
   Interest and other miscellaneous                          4,431           6,878
   Unrealized gain on marketable securities                  1,059            --
                                                      ------------    ------------

Income before Income Taxes                                 162,467         207,532

Income Tax (Expense) Benefit
   Currently payable                                       (55,000)        (70,500)
   Deferred                                                   --              --
                                                      ------------    ------------

Net Income                                                 107,467         137,032

Other Comprehensive Income                                    --              --
                                                      ------------    ------------

Comprehensive Income                                  $    107,467    $    137,032
                                                      ============    ============

Earnings per share of common stock outstanding,
   computed on net income - basic and fully diluted   $       0.02    $       0.02
                                                      ============    ============

Weighted-average number of shares outstanding            5,731,778       5,731,778
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


                  Million Dollar Saloon, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2003 and 2002

                                   (Unaudited)

                                                             Three months    Three months
                                                                 ended           ended
                                                               March 31,      March 31,
                                                                 2003            2002
                                                             ------------    ------------
Cash Flows from Operating Activities
   Net income                                                $    107,467    $    137,032
   Adjustments to reconcile net income to
     net cash provided  by operating activities
       Depreciation and amortization                               22,680          22,907
       Unrealized loss on marketable securities                    (1,509)           --
       (Increase) decrease in
         Accounts receivable - trade and other                    (35,242)        (12,001)
         Inventory                                                   --               262
         Prepaid expenses                                         (28,129)        (38,228)
       Increase (decrease) in
         Accounts payable and other liabilities                  (214,037)        (37,512)
         Unearned revenues                                         (9,500)           --
                                                             ------------    ------------

     Net cash provided by operating activities                    103,270         127,960
                                                             ------------    ------------


Cash Flows from Investing Activities
   Purchases of property and equipment                               --              --
   Cash paid for land held for future development                (493,072)           --
                                                             ------------    ------------

     Net cash used in investing activities                       (493,072)           --
                                                             ------------    ------------


Cash Flows from Financing Activities
   Cash received on note payable to officer                       140,000            --
   Cash paid for marketable securities                             (3,629)           --
                                                             ------------    ------------

     Net cash provided by financing activities                    136,371            --
                                                             ------------    ------------

Increase in Cash and Cash Equivalents                            (459,971)        127,960

Cash at beginning of period                                       783,157         938,785
                                                             ------------    ------------

Cash at end of period                                        $    323,186    $  1,066,745
                                                             ============    ============

Supplemental Disclosures of Interest and Income Taxes Paid
     Interest paid during the period                         $     22,034    $       --
                                                             ============    ============
     Income taxes paid (refunded)                            $       --      $       --
                                                             ============    ============


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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2002. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2003

These financial statements reflect the books and records of Million Dollar Saloon, Inc., Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for the three months ended March 31, 2003 and 2002, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.

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

     The Company evaluates the carrying value of all marketable securities classified as "held-to-maturity" or "other investments that do not have a readily determinable fair value" on a quarterly basis in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Any permanent impairment, if any, is charged to operations in the quarter in which the determination of impairment is made.

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

                  Million Dollar Saloon, Inc. and Subsidiaries

NOTE C - Summary of Significant Accounting Policies - Continued

3.   Accounts Receivable and Revenue Recognition - continued
     -------------------------------------------

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

                  Million Dollar Saloon, Inc. and Subsidiaries

NOTE C - Summary of Significant Accounting Policies - Continued

8.   Earnings per share
     ------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2003 and 2002, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


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


NOTE E - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the three months ended March 31, 2003 and 2002, respectively, the various operating companies had deposits in financial institutions with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses during 2003 and 2002 as a result of any of these unsecured situations.


NOTE F - Marketable Securities

Marketable securities as of March 31, 2003 consist entirely of an investment in a money market instrument-based mutual funds and are summarized as follows:

                                                         Available      Held to
                                           Trading       for sale      Maturity
                                         -----------   -----------   -----------
       Aggregate fair value              $   372,231   $      --     $      --
       Gross unrealized holding gains    $     1,509   $      --     $      --
       Gross unrealized holding losses   $      --     $      --     $      --
       Amortized cost basis              $   370,722   $      --     $      --



The net unrealized holding gains and losses on trading securities which have been included in the statement of operations were approximately $1,509 for the three months ended March 31, 2003.

                  Million Dollar Saloon, Inc. and Subsidiaries

NOTE G - Property and Equipment

Property and equipment consists of the following at March 31, 2003 and 2002, respectively.

                                      March 31,      March 31,
                                         2003          2002       Estimated life
                                     -----------    -----------   --------------

Buildings and related improvements     2,095,914      2,017,514     15-40 years
Furniture and equipment                  881,710        867,452      5-10 years
                                     -----------    -----------

                                       3,977,624      2,884,866
Less accumulated depreciation         (1,930,924)    (1,832,888)
                                     -----------    -----------

                                       1,046,700      1,052,078
Land                                     741,488        741,488
                                     -----------    -----------

Net property and equipment           $ 1,810,868    $ 1,793,566
                                     ===========    ===========

Depreciation expense for the three months ended March 31, 2003 and 2002 was approximately $22,680 and $22,907, respectively.


NOTE H - Land Held for Future Development
         Note Payable
         Loan from Officer

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

The Company will be required to pay approximately $132,000 during Calendar 2003 to service this debt.

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

                  Million Dollar Saloon, Inc. and Subsidiaries

NOTE H - Income Taxes

The components of income tax expense (benefit) for the three months ended March 31, 2003 and 2002, respectively, are as follows:

                                                  Three months     Three months
                                                      ended            ended
                                                 March 31, 2003   March 31, 2002
                                                 --------------   --------------

     Federal:
       Current                                   $       55,000   $       70,500
       Deferred                                            --               --
                                                 --------------   --------------
                                                         55,000           70,500
                                                 --------------   --------------
     State:
       Current                                             --               --
       Deferred                                            --               --
                                                 --------------   --------------
                                                           --               --
                                                 --------------   --------------

       Total                                     $       55,000   $       70,500
                                                 ==============   ==============

The Company's income tax expense (benefit) for the three months ended March 31, 2003 and 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                               Three months      Three months
                                                                   ended             ended
                                                              March 31, 2003    March 31, 2002
                                                              --------------    --------------
     Statutory rate applied to earnings before income taxes   $       55,239    $       70,561
     Increase (decrease) in income taxes resulting from:
       State income taxes                                               --                --
       Deferred income taxes                                            --                --
       Effect of incremental tax brackets and the
         application of business tax credits                            (239)              (61)
                                                              --------------    --------------

     Income tax expense                                       $       55,000    $       70,500
                                                              ==============    ==============

The deferred current tax asset and non-current deferred tax liability on March 31,2003 and 2002, respectively, balance sheet consists of the following:

                                                         March 31,    March 31,
                                                            2003         2002
                                                         ---------    ---------

     Non-current deferred tax liability                  $(288,916)   $(133,101)
                                                         =========    =========

The non-current deferred tax liability results from the usage of statutory accelerated tax depreciation and amortization methods.


NOTE I - Capital Stock Transactions

On March 19, 1998, the Company entered into a Stock Purchase Agreement (Agreement) with an unrelated individual. The Agreement contained a "second closing" clause, as amended, whereby the individual may acquire an additional 400,000 shares of restricted, unregistered common stock at a price of $1.10 per share on or before the close of business on October 18, 2004. As of March 31, 2003, no shares of common stock have been issued in accordance with the "second closing" portion of the Agreement.

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

                                                     Year ending
                                                     December 31,      Amount
                                                     ------------   ------------
                                                        2003        $    169,750
                                                                    ============


NOTE K - Segment Information

The Company operates with a centralized management structure and has two identifiable operating segments: an adult entertainment lounge and restaurant located in Dallas, Texas and commercial rental real estate located in Dallas and Tarrant Counties, Texas. All revenues are generated operations in these geographic areas. As of March 31, 2003 and 2002, respectively, all rental revenues are derived from entities controlled by a Company controlling shareholder, officer and director. Approximately 13.8% and 16.5% of total revenues for Calendar 2002 and 2001, respectively, came from related parties.

                                       Restaurant          Rental         General and
                                        facility        real estate      administrative        Total
                                     --------------    --------------    --------------    --------------
Three months ended March 31, 2003
   Revenue from external customers   $      867,732    $         --      $         --      $      867,732
   Revenue from related parties                --             161,134              --             161,134
   Revenue (expenses) from/to
     intercompany sources                   (60,000)         (120,000)          180,000              --
   Interest income                             --                 790             3,641             4,431
   Interest expense                              16              --              22,018            22,034
   Depreciation and amortization              7,928            14,752              --              22,680
   Income tax expense (benefit)              31,240            29,465            (5,705)           55,000
   Segment assets                           514,386         1,816,141         3,028,318         5,358,845
   Fixed asset expenditures                    --                --           2,649,786         2,649,786


                                       Restaurant          Rental         General and
                                        facility        real estate      administrative        Total
                                     --------------    --------------    --------------    --------------

Three months ended March 31, 2002
   Revenue from external customers   $      958,171    $         --      $         --      $      958,171
   Revenue from related parties                --             148,195              --             148,195
   Revenue (expenses) from/to
     intercompany sources                   (60,000)             --              60,000              --
   Interest income                             --               1,208             5,670             6,878
   Interest expense                            --                --                --                --
   Depreciation and amortization              8,155            14,752              --              22,907
   Income tax expense (benefit)              17,626            50,946             1,928            70,500
   Segment assets                           393,495         2,224,993           372,801         2,991,289
   Fixed asset expenditures                    --                --                --                --


Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(6)  Caution Regarding Forward-Looking Information

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

(7)  Results of Operations

Three  months  ended March 31, 2003 as compared to three  months ended March 31,
--------------------------------------------------------------------------------
2002
----

Bar and restaurant sales declined by approximately (9.44)% in the three months ended March 31, 2003. Bar and restaurant sales were approximately $868,000 for the three months ended March 31, 2003 as compared to approximately $958,000 in the comparable period of 2002. The decrease was attributable to overall fluctuations in visitor traffic to the Dallas-Ft. Worth Metroplex and local patronage. The City of Dallas, Texas continues to pursue enforcement of its Sexually Oriented Business Ordinance. The Sexually Oriented Business Ordinance restricts the attire and dancing activities at the Company's Million Dollar Saloon, and other local adult cabarets, which has resulted in a decrease in patron attendance at the Company's facilities. Management is unable to assess the long-term impact of this continuing litigation. See "Part II - Item 1 - Legal Proceedings."

Management's continues to direct it's efforts towards customer service and increasing sales through effective marketing and advertising methods to maintain and increase its bar and restaurant patronage and comply with current regulatory conditions and environment.

The Company's rental income increased by approximately $13,000 to approximately $161,000 for the first three months of 2003 as compared to approximately
$148,000 in the same period of Calendar 2002. A significant factor to this decrease was a renegotiated lease with entities controlled by Duncan Burch, one of the Company's controlling shareholders. On January 30, 2001, the Company's Board of Directors approved an amendment to the lease agreement covering the property owned by Corporation Lex, a Company subsidiary. The amendment provides that effective January 1, 2001, the base rental will be reduced from $4,750 per week to $1,000 per week. Additionally, the amended lease provided that the Company, as landlord, shall receive 10% of the gross revenues generated from the business located at the property, payable quarterly. Since the scheduled expiration of this lease in May 2002, the lessee has been on a month-to-month basis at the same rental rate. As of March 31, 2003, the Company is due approximately $104,000 in additional rents over and above the required weekly payment as calculated on the gross sales of the tenant.

Cost of sales decreased to approximately $477,000 for the three months ended March 31, 2003 as compared to approximately $580,000 for 2002. Gross profit percentages remain relatively constant at 53.65% (approximately $552,000) for the three months ended March 31, 2003 versus 54.8% (approximately $527,000) for the three months ended March 31, 2002. Key areas of management focus for cost of sales expenditure control are principally personnel staffing levels and food and beverage costs. These areas, specifically cost controls over purchasing, inventory management protocols and labor management, are continuously monitored to maintain the Company's gross profit percentages.

General and administrative expenses were approximately $373,000 for the first three months ended March 31, 2003 as compared to approximately $303,000 for the comparable period of 2002. The increase was attributable to increased professional fees for investigation of possible business acquisition targets and increased legal expenses as a result of ongoing litigation and issues related to the City of Dallas Sexually Oriented Business Ordinance. Further, the Company experienced increases in executive compensation during 2002 which continue into 2003. The Company anticipates relatively constant expenditure levels for general operating expenses in future periods and management continues to monitor its expenditure levels to achieve optimum financial results.

Net income before income taxes was approximately $162,000 for the first three months ended March 31, 2003 versus approximately $201,000 for the first three months of March 31, 2002. After-tax net income decreased by approximately $30,000 from approximately $137,000 for the first three months ended March 31, 2002 to approximately $107,000 for the same period in Calendar 2002. The Company experienced earnings per share of approximately $0.02 per share for each of the three month periods ended March 31,2003 and 2002, respectively.

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

(3)  Liquidity

As of  March  31,  2003,  the  Company  has  working  capital  of  approximately
($1,539,000) as compared to approximately $981,000 at December 31, 2001 and approximately $969,000 at March 31, 2002. The Company achieved positive cash flows from operations of approximately $103,000 for the first three months of 2003 versus approximately $128,000 for the first three months of 2002. The deterioration of the Company's working capital is directly related to the note payable given to acquire land held for future development which matures in February 2004.

Future operating liquidity and debt service are expected to be sustained from continuing operations. Additionally, management is of the opinion that there is additional potential availability of incremental mortgage debt and the opportunity for the sale of additional common stock through either private placements or secondary public offerings.

(4)  Capital Resources

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

The Company will be required to pay approximately $132,000 during Calendar 2003 to service this debt.

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

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.


Part II - Other Information

Item 1 - Legal Proceedings

Case No. 3-00-CV-2500-H; Adventure Plus, Inc., Millennium Restaurant Group, Inc., D/B/A Cabaret Royale, et al. v. City of Dallas, Inc.; United States District Court, Northern District of Texas, Dallas Division

     This is an action where the Company and other operators of adult cabarets within the City of Dallas are contesting the constitutionality of certain provisions of the Dallas Sexually Oriented Business Ordinance (the "Ordinance") which impacts the Company's and other operators' license to do business as an adult cabaret in Dallas. The Company is of the opinion that it will prevail on its constitutional claims. In January, 2001, as a result of a trial setting, the City of Dallas agreed to re-write the contested provisions of the Ordinance.

     In May 2003, the Company and the City of Dallas reached a settlement in this case as it relates to the Company and two other entities controlled by the Company's officers and directors. In exchange for the two other entities controlled by the Company's officers and directors closing prior to December 31, 2003, the City of Dallas will grant the Company an operating permit under it's Sexually Oriented Business Ordinance on an annual basis through July 31, 2009.

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

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     Exhibits
     --------

     99.1 Certifications Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

     Reports on Form 8-K
     -------------------

     None

--------------------------------------------------------------------------------


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MILLION DOLLAR SALOON, INC.

Dated: May 13, 2003                                             /s/ Nick Mehmeti
       ------------                                  ---------------------------
                                                                    Nick Mehmeti
                                                         Chief Operating Officer
                                                                    and Director

       Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of Million Dollar Saloon, Inc. (Registrant) on Form 10-QSB for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission, on the date hereof, I, Nick Mehmeti, Chief Executive and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

5. I have reviewed this Quarterly Report on Form 10-QSB of Million Dollar Saloon, Inc. for the quarter ended March 31, 2003.

6. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

7. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

8. The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;
     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and
     (c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers, if any, and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Nick Mehmeti                                             Dated: May 13, 2003
----------------                                                    ------------

Nick Mehmeti
Chief Executive Officer and
Chief Financial Officer