Form 10QSB/A
period 2003-03-31
MILLION DOLLAR SALOON INC
filed 2003-06-06
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-QSB/A

--------------------------------------------------------------------------------


(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange
-------  Act of 1934


                  For the quarterly period ended March 31, 2003

         Transition Report Under Section 13 or 15(d of The Securities Exchange ------- Act of 1934


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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 13, 2002: 5,731,778
                                          -----------------------

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


Commitments and Contingencies


Shareholders' Equity
   Preferred stock - $0.001 par value
     5,000,000 shares authorized
     None issued and outstanding                             --             --
   Common stock - $0.001 par value
     50,000,000 shares authorized
     5,731,778 shares issued and outstanding                5,732          5,732
   Retained earnings                                    2,606,430      2,627,018
                                                       ----------     ----------

     Total shareholders' equity                         2,612,162      2,632,750
                                                       ----------     ----------

Total Liabilities and Shareholders' Equity             $5,358,845     $2,991,289
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


                  Million Dollar Saloon, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2003 and 2002

                                   (Unaudited)

                                                             Three months    Three months
                                                                 ended           ended
                                                               March 31,       March 31,
                                                                 003             2002
                                                             ------------    ------------
Cash Flows from Operating Activities
   Net income                                                $    107,467    $    137,032
   Adjustments to reconcile net income to
     net cash provided  by operating activities
       Depreciation and amortization                               22,680          22,907
       Unrealized loss on marketable securities                    (1,509)           --
       (Increase) decrease in
         Accounts receivable - trade and other                    (35,242)        (12,001)
         Inventory                                                   --               262
         Prepaid expenses                                         (28,129)        (38,228)
       Increase (decrease) in
         Accounts payable and other liabilities                  (214,037)        (37,512)
         Federal income taxes payable                              55,000            --
         Unearned revenues                                         (9,500)           --
                                                             ------------    ------------

     Net cash provided by operating activities                   (103,270)        127,960
                                                             ------------    ------------


Cash Flows from Investing Activities
   Purchases of property and equipment                               --              --
   Cash paid for land held for future development                (493,072)           --
                                                             ------------    ------------

     Net cash used in investing activities                       (493,072)           --
                                                             ------------    ------------


Cash Flows from Financing Activities
   Cash received on note payable to officer                       140,000            --
   Cash paid for marketable securities                             (3,629)           --
                                                             ------------    ------------

     Net cash provided by financing activities                    136,371            --
                                                             ------------    ------------

Increase in Cash and Cash Equivalents                            (459,971)        127,960

Cash at beginning of period                                       783,157         938,785
                                                             ------------    ------------

Cash at end of period                                        $    323,186    $  1,066,745
                                                             ============    ============

Supplemental Disclosures of Interest and Income Taxes Paid
     Interest paid during the period                         $     22,034    $       --
                                                             ============    ============
     Income taxes paid (refunded)                            $       --      $       --
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


NOTE F - Marketable Securities

Marketable securities as of March 31, 2003 consist entirely of an investment in a money market instrument-based mutual funds and are summarized as follows:

                                                           Available    Held to
                                                Trading    for sale     Maturity
                                               ---------   ---------   ---------
Aggregate fair value                           $ 372,231   $    --     $    --
Gross unrealized holding gains                 $   1,509   $    --     $    --
Gross unrealized holding losses                $    --     $    --     $    --
Amortized cost basis                           $ 370,722   $    --     $    --


The net unrealized holding gains and losses on trading securities which have been included in the statement of operations were approximately $1,509 for the three months ended March 31, 2003.

                  Million Dollar Saloon, Inc. and Subsidiaries

NOTE G - Property and Equipment

Property and equipment consists of the following at March 31, 2003 and 2002, respectively.

                                      March 31,      March 31,
                                        2003           2002       Estimated life
                                     -----------    -----------   --------------

Buildings and related improvements     2,095,914      2,017,514     15-40 years
Furniture and equipment                  881,710        867,452      5-10 years
                                     -----------    -----------

                                       3,977,624      2,884,866
Less accumulated depreciation         (1,930,924)    (1,832,888)
                                     -----------    -----------

                                       1,046,700      1,052,078
Land                                     741,488        741,488
                                      -----------    -----------

Net property and equipment           $ 1,810,868    $ 1,793,566
                                     ===========    -----------

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

                                        Year ending
                                        December 31,         Amount
                                        ------------        --------
                                           2003             $169,750
                                                            ========


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

(7)  Results of Operations

Three  months  ended March 31, 2003 as compared to three  months ended March 31,
2002

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

Dated: June 5, 2003                                        /s/ Nick Mehmeti
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


/s/ Nick Mehmeti                                             Dated: June 5, 2003
----------------                                                    ------------

Nick Mehmeti
Chief Executive Officer and
Chief Financial Officer