Form 10QSB
period 2003-06-30
MILLION DOLLAR SALOON INC
filed 2003-08-14
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange
------   Act of 1934


                  For the quarterly period ended June 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 14, 2003: 5,731,778
                                          --------------------------

Transitional Small Business Disclosure Format (check one):    YES    NO X
                                                                 ---   ---

                           Million Dollar Saloon, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2003

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         14

  Item 3   Controls and Procedures                                           16

Part II - Other Information

  Item 1   Legal Proceedings                                                 16

  Item 2   Changes in Securities                                             16

  Item 3   Defaults Upon Senior Securities                                   16

  Item 4   Submission of Matters to a Vote of Security Holders               16

  Item 5   Other Information                                                 16

  Item 6   Exhibits and Reports on Form 8-K                                  16


Signatures                                                                   17

Part I
Item 1 - Financial Statements

                  Million Dollar Saloon, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             June 30, 2003 and 2002

                                   (Unaudited)

                                                 June 30, 2003    June 30, 2002
                                                 -------------    -------------

                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                      $     227,480    $   1,101,019
   Marketable securities                               380,512             --
   Accounts receivable - trade                         133,770           80,867
   Inventory                                            34,377           23,129
   Prepaid expenses                                    109,687           66,052
                                                 -------------    -------------

     Total current assets                              885,826        1,271,067
                                                 -------------    -------------


Property and Equipment - At Cost
   Buildings and related improvements                2,096,714        2,017,514
   Furniture and equipment                             889,699          867,452
                                                 -------------    -------------
                                                     2,986,413        2,884,966
   Less accumulated depreciation                    (1,953,623)      (1,855,793)
                                                 -------------    -------------
                                                     1,032,790        1,029,173
   Land                                                741,488          741,488
                                                 -------------    -------------

     Net property and equipment                      1,774,278        1,770,661
                                                 -------------    -------------


Other Assets
   Land held for future development                  2,649,786             --
   Deposits and other                                    1,725            4,725
                                                 -------------    -------------

     Total other assets                              2,651,511            4,725
                                                 -------------    -------------

Total Assets                                     $   5,311,615    $   3,046,453
                                                 =============    =============



                                  - Continued -



The consolidated financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these consolidated financial statements.
                                                                               3

                  Million Dollar Saloon, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                             June 30, 2003 and 2002

                                   (Unaudited)

                                                  June 30, 2003    June 30, 2002
                                                  -------------    -------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Note payable                                   $   2,156,714    $        --
   Loan from officer                                    140,000             --
   Accounts payable - trade                              35,259           10,761
   Accrued liabilities                                   49,954           52,032
   Federal income taxes payable                          33,494          100,000
   Tenant deposits                                        6,500            6,500
                                                  -------------    -------------

     Total current liabilities                        2,421,921          169,293
                                                  -------------    -------------


Long-Term Liabilities
   Deferred tax liability                               288,916          134,524
                                                  -------------    -------------

     Total liabilities                                2,710,837          303,817
                                                  -------------    -------------


Commitments and Contingencies


Shareholders' Equity
   Preferred stock - $0.001 par value
     5,000,000 shares authorized
     None issued and outstanding                           --               --
   Common stock - $0.001 par value
     50,000,000 shares authorized
     5,731,778 shares issued and outstanding              5,732            5,732
   Retained earnings                                  2,595,046        2,736,904
                                                  -------------    -------------

     Total shareholders' equity                       2,600,778        2,742,636
                                                  -------------    -------------

Total Liabilities and Shareholders' Equity        $   5,311,615    $   3,046,453
                                                  =============    =============


The consolidated financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these consolidated financial statements.
                                                                               4


                  Million Dollar Saloon, Inc. and Subsidiaries
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                Six and Three months ended June 30, 2003 and 2002

                                   (Unaudited)

                                                Six months       Six months      Three months     Three months
                                                  ended            ended            ended            ended
                                              June 30, 2003    June 30, 2002    June 30, 2003    June 30, 2002
                                              -------------    -------------    -------------    -------------
 Revenues
   Bar and restaurant sales                   $   1,706,496    $   1,843,459    $     838,764    $     885,288
   Rental income                                    316,909          287,145          155,775          138,950
                                              -------------    -------------    -------------    -------------
     Total revenues                               2,023,405        2,130,604          994,539        1,024,238
                                              -------------    -------------    -------------    -------------

Cost of Sales - Bar and
   Restaurant Operations                            958,498        1,112,817          481,634          533,153
                                              -------------    -------------    -------------    -------------

Gross Profit                                      1,064,907        1,017,787          512,905          491,085
                                              -------------    -------------    -------------    -------------

Operating Expenses
   General and administrative expenses              882,774          642,720          509,979          339,579
   Depreciation and amortization                     45,379           45,814           22,699           22,907
                                              -------------    -------------    -------------    -------------
     Total operating expenses                       928,153          688,534          532,678          362,486
                                              -------------    -------------    -------------    -------------

Income (Loss) from Operations                       136,754          329,253          (19,773)         128,599

Other Income (Expenses)
   Interest and other miscellaneous                   7,867           10,237            3,436            3,359
   Unrealized gain on marketable securities           6,462             --              4,953             --
                                              -------------    -------------    -------------    -------------

Income (Loss) before Income Taxes                   151,083          339,490          (11,384)         131,958

Income Tax (Expense) Benefit
   Currently payable                                (55,000)         (92,572)         (22,072)
   Deferred                                            --               --               --               --
                                              -------------    -------------    -------------    -------------

Net Income (Loss)                                    96,083          246,918          (11,384)         109,886

Other Comprehensive Income                             --               --               --               --
                                              -------------    -------------    -------------    -------------

Comprehensive Income (Loss)                   $      96,083    $     246,918    $     (11,384)   $     109,886
                                              =============    =============    =============    =============

Earnings per share of common stock
   outstanding, computed on net income
   - basic and fully diluted                  $        0.02    $        0.04    $        0.00    $        0.02
                                              =============    =============    =============    =============

Weighted-average number
   of shares outstanding                          5,731,778        5,731,778        5,731,778        5,731,778
                                              =============    =============    =============    =============

The consolidated financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these consolidated financial statements.
                                                                               5


                  Million Dollar Saloon, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2003 and 2002

                                   (Unaudited)

                                                               Six months       Six months
                                                                 ended            ended
                                                             June 30, 2003    June 30, 2002
                                                             -------------    -------------
Cash Flows from Operating Activities
   Net income                                                $      96,083    $     246,918
   Adjustments to reconcile net income to
     net cash provided  by operating activities
       Depreciation and amortization                                45,379           45,814
       Unrealized loss on marketable securities                     (6,462)            --
       (Increase) decrease in
         Accounts receivable - trade and other                     (65,242)         (24,001)
         Inventory                                                  13,710           (3,712)
         Prepaid expenses                                          (65,944)         (66,051)
       Increase (decrease) in
         Accounts payable and other liabilities                   (229,877)         (62,334)
         Federal income taxes payable                               34,994           25,600
         Unearned revenues                                          (9,500)            --
                                                             -------------    -------------

     Net cash provided by operating activities                    (186,859)         162,234
                                                             -------------    -------------


Cash Flows from Investing Activities
   Purchases of property and equipment                              (8,789)            --
   Cash paid for land held for future development                 (493,072)            --
                                                             -------------    -------------

     Net cash used in investing activities                        (501,861)            --
                                                             -------------    -------------


Cash Flows from Financing Activities
   Cash received on note payable to officer                        140,000             --
   Cash paid for marketable securities                              (6,957)            --
                                                             -------------    -------------

     Net cash provided by financing activities                     133,043             --
                                                             -------------    -------------

Increase in Cash and Cash Equivalents                             (555,677)         162,234

Cash at beginning of period                                        783,157          938,785
                                                             -------------    -------------

Cash at end of period                                        $     227,480    $   1,101,019
                                                             =============    =============

Supplemental Disclosures of Interest and Income Taxes Paid
     Interest paid during the period                         $      20,006    $        --
                                                             =============    =============
     Income taxes paid (refunded)                            $        --      $        --
                                                             =============    =============


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

                  Million Dollar Saloon, Inc. and Subsidiaries

NOTE C - Summary of Significant Accounting Policies - Continued

8.   Earnings per share
     ------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of Jun e 30, 2003 and 2002, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


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


NOTE E - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the six months ended June 30, 2003 and 2002, respectively, the various operating companies had deposits in financial institutions with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses during 2003 and 2002 as a result of any of these unsecured situations.


NOTE F - Marketable Securities

Marketable securities as of June 30, 2003 consist entirely of an investment in a money market instrument-based mutual funds and are summarized as follows:

                                                     Available     Held to
                                         Trading     for sale     Maturity
                                        ----------   ----------   ----------

   Aggregate fair value                 $  374,050   $     --     $     --
   Gross unrealized holding gains       $    6,462   $     --     $     --
   Gross unrealized holding losses      $     --     $     --     $     --
   Amortized cost basis                 $  380,512   $     --     $     --


The net unrealized holding gains and losses on trading securities which have been included in the statement of operations were approximately $6,462 for the six months ended June 30, 2003.

                  Million Dollar Saloon, Inc. and Subsidiaries

NOTE G - Property and Equipment

Property and equipment consists of the following at June 30, 2003 and 2002, respectively.

                                       June 30,       June 30,
                                         2003           2002     Estimated life
                                     -----------    -----------  --------------

Buildings and related improvements   $ 2,096,714      2,017,514    15-40 years
Furniture and equipment                  889,699        867,452     5-10 years
                                     -----------    -----------

                                       2,986,413      2,884,966
Less accumulated depreciation         (1,953,623)    (1,855,793)
                                     -----------    -----------

                                       1,032,790      1,029,173
Land                                     741,488        741,488
                                     -----------    -----------

Net property and equipment           $ 1,774,278    $ 1,770,661
                                     ===========    -----------

Depreciation expense for the six months ended June 30, 2003 and 2002 was approximately $45,379 and $45,814, respectively.


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

                  Million Dollar Saloon, Inc. and Subsidiaries

NOTE H - Income Taxes

The components of income tax expense (benefit) for the six months ended June 30, 2003 and 2002, respectively, are as follows:

                                                    Six months      Six months
                                                       ended           ended
                                                   June 30, 2003   June 30, 2002
                                                   -------------   -------------
     Federal:
       Current                                     $      55,000   $      92,572
       Deferred                                             --              --
                                                   -------------   -------------
                                                          55,000          92,572
                                                   -------------   -------------
     State:
       Current                                              --              --
       Deferred                                             --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------

       Total                                       $      55,000   $      92,572
                                                   =============   =============

The Company's income tax expense (benefit) for the six months ended June 30, 2003 and 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                           Six months      Six months
                                                             ended           ended
                                                         June 30, 2003   June 30, 2002
                                                         -------------   -------------
Statutory rate applied to earnings before income taxes   $      51,368   $     115,427
Increase (decrease) in income taxes resulting from:
  State income taxes                                              --              --
  Deferred income taxes                                           --              --
  Effect of incremental tax brackets and the
    application of business tax credits                          3,632         (22,855)
                                                         -------------   -------------

Income tax expense                                       $      55,000   $      92,572
                                                         =============   =============

The deferred current tax asset and non-current deferred tax liability on June 30, 2003 and 2002 balance sheets, respectively, consist of the following:

                                                  June 30, 2003   June 30, 2002

    Non-current deferred tax liability            $    (288,916)  $    (134,524)
                                                  =============   =============

The non-current deferred tax liability results from the usage of statutory accelerated tax depreciation and amortization methods.


NOTE I - Capital Stock Transactions

On March 19, 1998, the Company entered into a Stock Purchase Agreement (Agreement) with an unrelated individual. The Agreement contained a "second closing" clause, as amended, whereby the individual may acquire an additional 400,000 shares of restricted, unregistered common stock at a price of $1.10 per share on or before the close of business on October 18, 2004. As of June 30, 2003, no shares of common stock have been issued in accordance with the "second closing" portion of the Agreement.


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

               Year ending
               December 31,             Amount

                 2003                 $  169,750
                                      ==========


NOTE K - Segment Information

The  Company  operates  with a  centralized  management  structure  and  has two identifiable  operating segments:  an adult entertainment  lounge and restaurant located in Dallas, Texas and commercial rental real estate located in Dallas and
Tarrant  Counties,  Texas.  All  revenues  are  generated  operations  in  these geographic  areas.  As of June  30,  2003 and  2002,  respectively,  all  rental
revenues  are  derived  from  entities   controlled  by  a  Company  controlling
shareholder,  officer  and  director.  Approximately  13.8%  and  16.5% of total revenues for Calendar 2002 and 2001, respectively, came from related parties.


                                       Restaurant          Rental         General and
                                        facility         real estate     administrative        Total
                                     --------------    --------------    --------------   --------------
Six months ended June 30, 2003
   Revenue from external customers   $    1,706,496    $         --      $         --     $    1,706,496
   Revenue from related parties                --             316,909              --            316,909
   Revenue (expenses) from/to
     intercompany sources                  (120,000)         (185,000)          305,000             --
   Interest income                             --                 886             6,981            7,867
   Interest expense                            --                --              66,054           66,054
   Depreciation and amortization             15,897            29,482              --             45,379
   Income tax expense (benefit)              28,220            22,210             4,570           55,000
   Segment assets                           494,037         1,780,968         3,036,610        5,311,615
   Fixed asset expenditures                   8,789              --           2,649,786        2,658,575

Six months ended June 30, 2002
   Revenue from external customers   $    1,843,459    $         --      $         --     $    1,843,459
   Revenue from related parties                --             287,145              --            287,145
   Revenue (expenses) from/to
     intercompany sources                  (120,000)             --             120,000             --
   Interest income                             --               2,139             8,098           10,237
   Interest expense                            --                --                --               --
   Depreciation and amortization             16,310            29,504              --             45,814
   Income tax expense (benefit)              22,949            66,870             2,753           92,572
   Segment assets                           502,097         2,169,127           375,229        3,046,453
   Fixed asset expenditures                    --                --                --               --

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

(7)  Results of Operations

Six months ended June 30, 2003 as compared to six months ended June 30, 2002
----------------------------------------------------------------------------

Bar and restaurant sales declined by approximately (7.43)% in the six months ended June 30, 2003. Bar and restaurant sales were approximately $1,706,500 for the six months ended June 30, 2003 as compared to approximately $1,843,500 in the comparable period of 2002. The decrease was attributable to overall fluctuations in visitor traffic to the Dallas-Ft. Worth Metroplex and local patronage. While the Company's facility holds a valid "sexually oriented business" license issued by the City of Dallas, Texas; the City of Dallas, Texas continues to pursue enforcement of its Sexually Oriented Business Ordinance. This Ordinance restricts the attire and dancing activities at the Company's Million Dollar Saloon, and other local adult cabarets, which has resulted in a decrease in patron attendance at the Company's facilities.

Management's continues to direct it's efforts towards customer service and increasing sales through effective marketing and advertising methods to maintain and increase its bar and restaurant patronage and comply with current regulatory conditions and environment.

The Company's rental income increased by approximately $30,000 to approximately $317,000 for the first six months of 2003 as compared to approximately $287,000 in the same period of Calendar 2002. All of the leases are with entities controlled by Duncan Burch, one of the Company's controlling shareholders. On January 30, 2001, the Company's Board of Directors approved an amendment to the lease agreement covering the property owned by Corporation Lex, a Company subsidiary. The amendment provides that effective January 1, 2001, the base rental will be reduced from $4,750 per week to $1,000 per week. Additionally, the amended lease provided that the Company, as landlord, shall receive 10% of the gross revenues generated from the business located at the property, payable quarterly. Since the scheduled expiration of this lease in May 2002, the lessee has been on a month-to-month basis at the same rental rate. As of June 30, 2003, the Company is due approximately $134,000 in additional rents over and above the required weekly payment as calculated on the gross sales of the related party tenant.

Cost of sales decreased to approximately $958,000 for the six months ended June 30, 2003 as compared to approximately $1,113,000 for 2002. Gross profit percentages remain relatively constant at 52.63% (approximately $1,065,000) for the six months ended June 30, 2003 versus 47.77% (approximately $1,018,000) for the six months ended June 30, 2002. Fluctuations in the Company's gross profit percentages react to and parallel the key areas of management focus for cost of sales expenditure control - principally personnel staffing levels and food and beverage costs. These areas, specifically cost controls over purchasing, inventory management protocols and labor management, are continuously monitored to maintain the Company's gross profit percentages.

General and administrative expenses were approximately $883,000 for the first six months ended June 30, 2003 as compared to approximately $643,000 for the comparable period of 2002. The increase was attributable to increased professional fees for investigation of possible business acquisition targets and increased legal expenses as a result of ongoing litigation and issues related to the City of Dallas Sexually Oriented Business Ordinance. Further, the Company experienced increases in executive compensation during 2002 which continue into 2003. The Company anticipates relatively constant expenditure levels for general operating expenses in future periods and management continues to monitor its expenditure levels to achieve optimum financial results.

Net income before income taxes was approximately $151,000 for the first six months ended June 30, 2003 versus approximately $339,000 for the first six months of June 30, 2002. After-tax net income decreased by approximately $151,000 from approximately $247,000 for the first six months ended June 30, 2002 to approximately $96,000 for the same period in Calendar 2003. The Company experienced earnings per share of approximately $0.02 and $0.04 per share for each of the respective six month periods ended June 30, 2003 and 2002, respectively.

As a general rule, the Company's adult cabaret operations experience unpredictable fluctuations as a result of the overall discretionary spending habits related to the U. S. economy, visitation levels related to visitor, convention and business travel levels and impacts related to the City of Dallas' various enforcement actions and on-premises monitoring of entertainer conduct. Management makes it's best efforts to timely adjust its expenditure levels to these events as they occur in order to maintain profitability.

(3)  Liquidity

As  of  June  30,  2003,  the  Company  has  working  capital  of  approximately
($1,536,000) as compared to approximately $981,000 at December 31, 2002 and approximately $1,102,000 at June 30, 2002. The Company achieved positive (negative) cash flows from operations of approximately $(187,000) for the first six months of 2003 versus approximately $162,000 for the first six months of Calendar 2002. The deterioration of the Company's working capital is directly related to the note payable given to acquire land held for future development which matures in February 2004.

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

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.


Part II - Other Information

Item 1 - Legal Proceedings

The Company may from time to time be a party to various other legal actions arising in the ordinary course of its business. The Company is not currently involved in any such actions and believes any, if any, future events should not have a material adverse effect on its results of operations or financial condition.

Item 2 - Changes in Securities

     None

Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

   Exhibits
   --------

     31.1   Certifications Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

     32.1   Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

   Reports on Form 8-K
   -------------------

       None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MILLION DOLLAR SALOON, INC.

Dated: August 14, 2003                                    /s/ Nick Mehmeti
       ---------------                               ---------------------------
                                                                    Nick Mehmeti
                                                         Chief Operating Officer
                                                                    and Director