Form 10QSB
period 2003-09-30
MILLION DOLLAR SALOON INC
filed 2003-11-19
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
   X     Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange
------   Act of 1934


                For the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 17, 2003: 5,731,778
                                          ----------------------------

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                           Million Dollar Saloon, Inc.

              Form 10-QSB for the Quarter ended September 30, 2003

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

Part I
Item 1 - Financial Statements

                  Million Dollar Saloon, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           September 30, 2003 and 2002

                                   (Unaudited)

                                                 September 30,    September 30,
                                                      2003             2002
                                                 -------------    -------------
                                     ASSETS
Current Assets
   Cash on hand and in bank                      $     131,652    $   1,089,750
   Marketable securities                               385,270             --
   Accounts receivable
     Trade                                             133,770           92,867
     Prepaid income taxes                               16,450             --
   Inventory                                            34,377           21,903
   Prepaid expenses                                    142,830           98,629
                                                 -------------    -------------

     Total current assets                              844,349        1,303,149
                                                 -------------    -------------


Property and Equipment - At Cost
   Buildings and related improvements                2,096,714        2,017,514
   Furniture and equipment                             889,699          867,452
                                                 -------------    -------------
                                                     2,986,413        2,884,966
   Less accumulated depreciation                    (1,953,623)      (1,878,702)
                                                 -------------    -------------
                                                     1,032,790        1,029,174
   Land                                                741,488          741,488
                                                 -------------    -------------

     Net property and equipment                      1,774,278        1,747,752
                                                 -------------    -------------


Other Assets
   Land held for future development                  2,649,786             --
   Deposits and other                                    1,725            4,725
                                                 -------------    -------------

     Total other assets                              2,651,511            4,725
                                                 -------------    -------------

Total Assets                                     $   5,247,475    $   3,055,626
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

                                   Million Dollar Saloon, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                           September 30, 2003 and 2002

                                   (Unaudited)

                                                   September 30,   September 30,
                                                        2003            2002
                                                   -------------   -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Note payable                                    $   2,156,714   $        --
   Loan from officer                                     140,000            --
   Accounts payable - trade                               23,734          12,885
   Accrued liabilities                                    61,825          42,260
   Federal income taxes payable                             --           116,014
   Tenant deposits                                         6,500           6,500
                                                   -------------   -------------

     Total current liabilities                         2,388,773         177,659
                                                   -------------   -------------


Long-Term Liabilities
   Deferred tax liability                                288,916         134,524
                                                   -------------   -------------

     Total liabilities                                 2,677,689         312,183
                                                   -------------   -------------


Commitments and Contingencies


Shareholders' Equity
   Preferred stock - $0.001 par value
     5,000,000 shares authorized
     None issued and outstanding                            --              --
   Common stock - $0.001 par value
     50,000,000 shares authorized
     5,731,778 shares issued and outstanding               5,732           5,732
   Retained earnings                                   2,564,054       2,737,711
                                                   -------------   -------------

     Total shareholders' equity                        2,569,786       2,743,443
                                                   -------------   -------------

Total Liabilities and Shareholders' Equity         $   5,247,475   $   3,055,626
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


                  Million Dollar Saloon, Inc. and Subsidiaries
      Consolidated Statements of Operations and Comprehensive Income (Loss)
             Nine and Three months ended September 30, 2003 and 2002

                                   (Unaudited)

                                               Nine months      Nine months     Three months     Three months
                                                  ended            ended            ended            ended
                                              September 30,    September 30,    September 30,    September 30,
                                                   2003             2002             2003             2002
                                              -------------    -------------    -------------    -------------
Revenues
   Bar and restaurant sales                   $   2,541,912    $   2,699,352    $     835,416    $     885,893
   Rental income                                    442,959          424,920          126,050          127,775
                                              -------------    -------------    -------------    -------------
     Total revenues                               2,984,871        3,124,272          961,466          993,668
                                              -------------    -------------    -------------    -------------

Cost of Sales - Bar and
   Restaurant Operations                          1,465,881        1,694,772          507,383          581,955
                                              -------------    -------------    -------------    -------------

Gross Profit                                      1,518,990        1,429,500          454,083          411,713
                                              -------------    -------------    -------------    -------------

Operating Expenses
   General and administrative expenses            1,274,853          993,437          458,133          350,717
   Interest                                         110,106              207           44,052              207
   Depreciation and amortization                     68,042           68,721           22,663           22,907
                                              -------------    -------------    -------------    -------------
     Total operating expenses                     1,453,001        1,062,365          524,848          362,486
                                              -------------    -------------    -------------    -------------

Income (Loss) from Operations                        65,989          367,135          (70,765)          37,882

Other Income (Expenses)
   Interest and other miscellaneous                  12,640            6,590            4,773           (3,647)
   Unrealized gain on marketable securities           6,462             --               --               --
                                              -------------    -------------    -------------    -------------

Income (Loss) before Income Taxes                    85 091          373,725          (65,992)          34,235

Income Tax (Expense) Benefit
   Currently payable                                (20,000)        (126,000)          35,000          (33,428)
   Deferred                                            --               --               --               --
                                              -------------    -------------    -------------    -------------

Net Income (Loss)                                    65,091          247,725          (30,992)             807

Other Comprehensive Income                             --               --               --               --
                                              -------------    -------------    -------------    -------------

Comprehensive Income (Loss)                   $      65,091    $     247,725    $     (30,992)   $         807
                                              =============    =============    =============    =============

Earnings per share of common stock
   outstanding, computed on net income
   - basic and fully diluted                  $        0.01    $        0.04    $       (0.01)             nil
                                              =============    =============    =============    =============

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


                  Million Dollar Saloon, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2003 and 2002

                                   (Unaudited)

                                                              Nine months      Nine months
                                                                 ended            ended
                                                             September 30,    September 30,
                                                                  2003             2002
                                                             -------------    -------------
Cash Flows from Operating Activities
   Net income                                                $      65,091    $     247,725
   Adjustments to reconcile net income to
     net cash provided  by operating activities
       Depreciation and amortization                                68,042           68,721
       Unrealized loss on marketable securities                     (6,462)            --
       (Increase) decrease in
         Accounts receivable - trade and other                     (65,242)         (36,001)
         Inventory                                                  13,710             --
         Prepaid expenses                                          (99,087)         (98,626)
       Increase (decrease) in
         Accounts payable and other liabilities                   (229,532)         (69,982)
         Federal income taxes payable                              (14,950)          41,614
         Unearned revenues                                          (9,500)            --
                                                             -------------    -------------

     Net cash provided by operating activities                    (277,930)         150,965
                                                             -------------    -------------


Cash Flows from Investing Activities
   Purchases of property and equipment                              (8,788)            --
   Cash paid for land held for future development                 (493,072)            --
                                                             -------------    -------------

     Net cash used in investing activities                        (501,860)            --
                                                             -------------    -------------


Cash Flows from Financing Activities
   Cash received on note payable to officer                        140,000             --
   Cash paid for marketable securities                             (11,715)            --
                                                             -------------    -------------

     Net cash provided by financing activities                     128,285             --
                                                             -------------    -------------

Increase in Cash and Cash Equivalents                             (651,505)         150,965

Cash at beginning of period                                        783,157          938,785
                                                             -------------    -------------

Cash at end of period                                        $     131,652    $   1,089,750
                                                             =============    =============


Supplemental Disclosures of Interest and Income Taxes Paid
     Interest paid during the period                         $     110,106    $        --
                                                             =============    =============
     Income taxes paid (refunded)                            $      34,950    $        --
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

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2003

These financial statements reflect the books and records of Million Dollar Saloon, Inc., Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for the nine months ended September 30, 2003 and 2002, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.

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

                  Million Dollar Saloon, Inc. and Subsidiaries

NOTE C - Summary of Significant Accounting Policies - Continued

8.   Earnings per share
     ------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of
     issuance,   whichever  is  later.  As  of  September  30,  2003  and  2002, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


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


NOTE E - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the nine months ended September 30, 2003 and 2002, respectively, the various operating companies had deposits in financial institutions with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses during 2003 and 2002 as a result of any of these unsecured situations.


NOTE F - Marketable Securities

Marketable securities as of September 30, 2003 consist entirely of an investment in a money market instrument-based mutual funds and are summarized as follows:

                                                    Available     Held to
                                        Trading     for sale     Maturity
                                       ---------   ---------   -----------
     Aggregate fair value              $ 378,808   $    --     $      --
     Gross unrealized holding gains    $   6,462   $    --     $      --
     Gross unrealized holding losses   $    --     $    --     $      --
     Amortized cost basis              $ 385,270   $    --     $      --


The net unrealized holding gains and losses on trading securities which have been included in the statement of operations were approximately $6,462 for the nine months ended September 30, 2003.

                  Million Dollar Saloon, Inc. and Subsidiaries

NOTE G - Property and Equipment

Property and equipment consists of the following at September 30, 2003 and 2002, respectively.

                                          September 30,    September 30,
                                               2003             2002        Estimated life
                                          -------------    -------------    --------------
     Buildings and related improvements       2,096,714        2,017,514      15-40 years
     Furniture and equipment                    889,699          867,452       5-10 years
                                          -------------    -------------
                                              2,986,413        2,884,966
     Less accumulated depreciation           (1,953,623)      (1,878,702)
                                          -------------    -------------
                                               1,032,790        1,029,174
     Land                                       741,488          741,488
                                           -------------    -------------

     Net property and equipment           $   1,774,278    $   1,747,752
                                          =============    =============


Depreciation expense for the nine months ended September 30, 2003 and 2002 was approximately $68,042 and $68,721, respectively.


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

                  Million Dollar Saloon, Inc. and Subsidiaries

NOTE H - Income Taxes

The components of income tax expense (benefit) for the nine months ended September 30, 2003 and 2002, respectively, are as follows:

                                                    Nine months     Nine months
                                                       ended           ended
                                                   September 30,   September 30,
                                                        2003            2002
                                                   -------------   -------------
     Federal:
       Current                                     $      20,000   $     126,000
       Deferred                                             --              --
                                                   -------------   -------------
                                                          20,000         126,000
                                                   -------------   -------------
     State:
       Current                                              --              --
       Deferred                                             --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------

       Total                                       $      20,000   $     126,000
                                                   =============   =============

The Company's income tax expense (benefit) for the nine months ended September 30, 2003 and 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                               Nine months      Nine months
                                                                  ended            ended
                                                              September 30,    September 30,
                                                                   2003             2002
                                                              -------------    -------------
     Statutory rate applied to earnings before income taxes   $      22,000    $     127,100
     Increase (decrease) in income taxes resulting from:
       State income taxes                                              --               --
       Deferred income taxes                                           --               --
       Estimated proposed adjustments on IRS audit
         of prior years returns                                        --            (21,000)
       Effect of incremental tax brackets and the
         application of business tax credits                         (2,000)          19,900
                                                              -------------    -------------

     Income tax expense                                       $      20,000    $     126,000
                                                              =============    =============

The deferred current tax asset and non-current deferred tax liability on September 30, 2003 and 2002 balance sheets, respectively, consist of the following:

                                                 September 30,    September 30,
                                                      2003             2002
                                                 -------------    -------------

     Non-current deferred tax liability          $    (288,916)   $    (133,101)
                                                 =============    =============

The non-current deferred tax liability results from the usage of statutory accelerated tax depreciation and amortization methods.

                  Million Dollar Saloon, Inc. and Subsidiaries

NOTE I - Capital Stock Transactions

On March 19, 1998, the Company entered into a Stock Purchase Agreement (Agreement) with an unrelated individual. The Agreement contained a "second closing" clause, as amended, whereby the individual may acquire an additional 400,000 shares of restricted, unregistered common stock at a price of $1.10 per share on or before the close of business on October 18, 2004. As of September 30, 2003, no shares of common stock have been issued in accordance with the "second closing" portion of the Agreement.


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
                                                              ========


NOTE K - Segment Information

The Company operates with a centralized management structure and has two identifiable operating segments: an adult entertainment lounge and restaurant located in Dallas, Texas and commercial rental real estate located in Dallas and Tarrant Counties, Texas. All revenues are generated operations in these geographic areas. As of September 30, 2003 and 2002, respectively, all rental revenues are derived from entities controlled by a Company controlling shareholder, officer and director. Approximately 13.8% and 16.5% of total revenues for Calendar 2002 and 2001, respectively, came from related parties.

                                         Restaurant          Rental         General and
                                          facility        real estate      administrative        Total
                                       --------------    --------------    --------------   --------------
Nine months ended September 30, 2003
------------------------------------
   Revenue from external customers     $    2,541,912    $         --      $         --     $    2,541,912
   Revenue from related parties                  --             442,959              --            442,959
   Revenue (expenses) from/to
     intercompany sources                    (180,000)         (326,000)          506,000             --
   Interest income                               --                 893            11,747           12,640
   Interest expense                              --                --             110,106          110,106
   Depreciation and amortization               23,785            56,004              --             68,042
   Income tax expense (benefit)                (8,100)           22,000             6,100           20,000
   Segment assets                             423,078         1,868,171         2,956,226        5,247,475
   Fixed asset expenditures                     8,788              --           2,649,786        2,658,574
Nine months ended September 30, 2002
------------------------------------
   Revenue from external customers     $    2,699,352    $         --      $         --     $    2,699,352
   Revenue from related parties                  --             424,920              --            424,920
   Revenue (expenses) from/to
     intercompany sources                    (180,000)             --             180,000             --
   Interest income                               --               4,590             2,000            6,590
   Interest expense                              --                 207              --                207
   Depreciation and amortization               24,465            44,256              --             68,721
   Income tax expense (benefit)                 5,590           119,730               680          126,000
   Segment assets                             478,298         2,208,197           369,131        3,055,626
   Fixed asset expenditures                      --                --                --               --

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

(7)  Results of Operations

Nine months ended  September 30, 2003 as compared to Nine months ended September
--------------------------------------------------------------------------------
30, 2002
--------

Bar and restaurant sales declined by approximately $157,000 (or 5.82)% in the nine months ended September 30, 2003. Bar and restaurant sales were approximately $2,542,000 for the nine months ended September 30, 2003 as compared to approximately $2,699,000 in the comparable period of 2002. The decrease was attributable to overall fluctuations in visitor traffic to the Dallas-Ft. Worth Metroplex and local patronage. While the Company's facility holds a valid "sexually oriented business" license issued by the City of Dallas, Texas; the City of Dallas, Texas continues to pursue enforcement of its Sexually Oriented Business Ordinance. This Ordinance restricts the attire and dancing activities at the Company's Million Dollar Saloon, and other local adult cabarets, which has resulted in a decrease in patron attendance at the Company's facilities.

Management's continues to direct it's efforts towards customer service and increasing sales through effective marketing and advertising methods to maintain and increase its bar and restaurant patronage and comply with current regulatory conditions and environment.

The Company's rental income increased by approximately $18,000 to approximately $443,000 for the first nine months of 2003 as compared to approximately $425,000 in the same period of Calendar 2002. All of the leases are with entities controlled by Duncan Burch, one of the Company's controlling shareholders. On January 30, 2001, the Company's Board of Directors approved an amendment to the lease agreement covering the property owned by Corporation Lex, a Company subsidiary. The amendment provides that effective January 1, 2001, the base rental will be reduced from $4,750 per week to $1,000 per week. Additionally, the amended lease provided that the Company, as landlord, shall receive 10% of the gross revenues generated from the business located at the property, payable quarterly. Since the scheduled expiration of this lease in May 2002, the lessee has been on a month-to-month basis at the same rental rate. As of September 30, 2003, the Company is due approximately $134,000 in additional rents over and above the required weekly payment as calculated on the gross sales of the related party tenant. As a part of the settlement with the City of Dallas related to the location and operation of sexually oriented businesses, the tenant of the Corporation Lex property ceased operations on July 31, 2003. The tenant also cancelled the month-to-month lease as of that date. At the present time, this property is vacant and available for lease. Management is uncertain of the future use or ability to obtain a suitable tenant on this property.

Cost of sales decreased to approximately $1,466,000 for the nine months ended September 30, 2003 as compared to approximately $1,695,000 for the same nine month period of 2002. Gross profit percentages remain relatively constant at 50.89% (approximately $1,519,000) for the nine months ended September 30, 2003 versus 45.75% (approximately $1,430,000) for the nine months ended September 30, 2002. Fluctuations in the Company's gross profit percentages react to and parallel the key areas of management focus for cost of sales expenditure control
- principally personnel staffing levels and food and beverage costs. These areas, specifically cost controls over purchasing, inventory management protocols and labor management, are continuously monitored to maintain the Company's gross profit percentages.

General and administrative expenses were approximately $1,275,000 for the first nine months ended September 30, 2003 as compared to approximately $993,000 for the comparable nine month period of 2002. The increase was attributable to increased professional fees for investigation of possible business acquisition targets and increased legal expenses as a result of ongoing litigation and issues related to the City of Dallas Sexually Oriented Business Ordinance. Further, the Company experienced increases in executive compensation during 2002 which continue into 2003. The Company anticipates relatively constant expenditure levels for general operating expenses in future periods and management continues to monitor its expenditure levels to achieve optimum financial results.

Net income before income taxes was approximately $85,000 for the first nine months ended September 30, 2003 versus approximately $374,000 for the first nine months ended September 30, 2002. After-tax net income decreased by approximately $86,000 from approximately $248,000 for the first nine months ended September 30, 2002 to approximately $65,000 for the same period in Calendar 2003. The Company experienced earnings per share of approximately $0.01 and $0.04 per share for each of the respective nine month periods ended September 30, 2003 and 2002, respectively.

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

(3)  Liquidity

As of September 30, 2003, the Company has working capital of approximately ($1,444,000) as compared to approximately $981,000 at December 31, 2002 and approximately $1,125,000 at September 30, 2002. The Company achieved positive (negative) cash flows from operations of approximately $(278,000) for the first nine months of 2003 versus approximately $151,000 for the first nine months of Calendar 2002. The deterioration of the Company's working capital is directly related to the note payable given to acquire land held for future development which matures in February 2004.

Future operating liquidity and debt service are expected to be sustained from continuing operations. Additionally, management is of the opinion that there is additional potential availability of incremental mortgage debt and the opportunity for the sale of additional common stock through either private placements or secondary public offerings.

At September 30, 2003, the Company is due approximately $134,000 in accrued percentage rent from an entity owned by a controlling shareholder of the Company on the Corporation Lex property. At this time, it is uncertain if the related party will pay the Company the funds due under the modified lease agreement, as discussed in previous sections. In the event this amount is not paid, the Company will realize a charge to operations equal to the accrued amount for the related party bad debt expense.

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

                                                     MILLION DOLLAR SALOON, INC.

Dated: November 17, 2003                                   /s/ Nick Mehmeti
       -----------------                             ---------------------------
                                                                    Nick Mehmeti
                                                         Chief Operating Officer
                                                                    and Director