Form 10QSB/A
period 2003-09-30
MILLION DOLLAR SALOON INC
filed 2003-12-08
CIK 1002396

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

                    6848 Greenville Avenue, Dallas, TX 75231
                    (Address of principal executive offices)
                    ----------------------------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: December 4, 2003: 5,731,778
                                          ----------------------------

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

Part I
Item 1 - Financial Statements

                  Million Dollar Saloon, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           September 30, 2003 and 2002

                                   (Unaudited)

                                                 September 30,    September 30,
                                                      2003             2002
                                                 -------------    -------------
                                     ASSETS
Current Assets
   Cash on hand and in bank                      $     131,652    $   1,089,750
   Marketable securities                               385,270             --
   Accounts receivable
     Trade                                             133,770           92,867
     Prepaid income taxes                               16,450             --
   Inventory                                            34,377           21,903
   Prepaid expenses                                    142,830           98,629
                                                 -------------    -------------

     Total current assets                              844,349        1,303,149
                                                 -------------    -------------


Property and Equipment - At Cost
   Buildings and related improvements                2,096,714        2,017,514
   Furniture and equipment                             889,699          867,452
                                                 -------------    -------------
                                                     2,986,413        2,884,966
   Less accumulated depreciation                    (1,976,286)      (1,878,702)
                                                 -------------    -------------
                                                     1,010,127        1,029,174
   Land                                                741,488          741,488
                                                 -------------    -------------

     Net property and equipment                      1,751,615        1,747,752
                                                 -------------    -------------


Other Assets
   Land held for future development                  2,649,786             --
   Deposits and other                                    1,725            4,725
                                                 -------------    -------------

     Total other assets                              2,651,511            4,725
                                                 -------------    -------------

Total Assets                                     $   5,247,475    $   3,055,626
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


                  Million Dollar Saloon, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements - Continued


NOTE G - Property and Equipment

Property and equipment consists of the following at September 30, 2003 and 2002, respectively.

                                     September 30,    September 30,
                                          2003             2002      Estimated life
                                     -------------    -------------  --------------
Buildings and related improvements       2,096,714        2,017,514    15-40 years
Furniture and equipment                    889,699          867,452    5-10 years
                                     -------------    -------------
                                         2,986,413        2,884,966
Less accumulated depreciation           (1,976,286)      (1,878,702)
                                     -------------    -------------
                                         1,010,127        1,029,174
Land                                       741,488          741,488
                                     -------------    -------------

Net property and equipment           $   1,751,615    $   1,747,752
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

(7)  Results of Operations

Nine months ended September 30, 2003 as compared to Nine months ended September 30, 2002

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

                                                     MILLION DOLLAR SALOON, INC.

Dated: December 4, 2003                                   /s/ Nick Mehmeti
       ----------------                              ---------------------------
                                                                    Nick Mehmeti
                                                         Chief Operating Officer
                                                                    and Director