Form 10KSB
period 2003-12-31
MILLION DOLLAR SALOON INC
filed 2004-04-14
CIK 1002396

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          -----------------------------

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 FOR THE
                       FISCAL YEAR ENDED DECEMBER 31, 2003

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

        Securities registered under Section 12 (b) of the Exchange Act:

Title of Each Class                                     Name of Each Exchange
-------------------                                      on which Registered
        N/A                                             ---------------------
                                                                 N/A

        Securities registered under Section 12 (g) of the Exchange Act:

                                 Title of Class
                                 --------------
                          Common Stock, $.001 par value

         Check whether the issuer (i) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         The issuer's revenues for the fiscal year ended December 31, 2003 were $3,719,315. The aggregate market value of common stock held by non-affiliates of the issuer at March 25, 2004, based upon the closing sale price on the OTC Bulletin Board on said date of $0.14 per share, was $280,260. As of March 24, 2004, there were 5,731,778 shares of the issuer's common stock outstanding.

                       Documents Incorporated by Reference

         No documents, other than certain exhibits, have been incorporated by reference into this report.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I                                                                         2

   ITEM 1. DESCRIPTION OF BUSINESS.............................................2
   ITEM 2. PROPERTIES..........................................................8
   ITEM 3. LEGAL PROCEEDINGS...................................................9
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.................9

PART II                                                                        9

   ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND
             SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES...............9
   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........10
   ITEM 7. FINANCIAL STATEMENTS...............................................15
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE.............................................15
   ITEM 8A. CONTROLS AND PROCEDURES...........................................15

PART III                                                                      15

   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT................15
   ITEM 10. EXECUTIVE COMPENSATION............................................16
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              AND RELATED SHAREHOLDER MATTERS.................................18
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................19
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..................................20
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................22

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

Purchase of Real Estate

         On February 14, 2003, the Company purchased 6.695 acres of undeveloped property located in Dallas, Texas. The purchase price was approximately $2,650,312, including closing expenses of approximately $53,599. The Company paid $493,072 cash, which included a $140,000 unsecured, non-interest bearing advance to the Company from Duncan Burch, a controlling shareholder, officer and director of the Company, and issued to the seller a one-year note in the principal amount of $2,156,713 with 8% annual interest. The payment of the note was secured with a lien against the property granted to the note holder by the Company. The interest on the note was payable monthly (approximately $14,678 per month) beginning April 1, 2003 with the principal amount due and payable on February 1, 2004.

         In February 2004, the Company obtained permanent long-term financing to retire the note payable to the seller. The new obligation has a principal balance of $2,000,000 and bears interest at 6.5% for the first year and then adjusts to 1% above the published prime rate. The interest rate adjusts every 12 months commencing January 29, 2005. The note requires monthly principal and interest payments of $17,426. The note matures on January 29, 2019.

         The property is undeveloped and suitable for commercial development. As a result of the settlement agreement entered into between the Company and the City of Dallas in May 2003, the Company is obligated to discontinue operations of the Million Dollar Saloon cabaret at its current location by July 31, 2009 unless the location again satisfies the ordinance requirements of the city of Dallas prior to said date. The undeveloped property acquired by the Company may be used for the purpose of relocating the Million dollar Saloon cabaret. At the present time, management continues to evaluate the best use of this property. The development of the property will be subject to the Company obtaining a construction loan. The Company does not currently know the amount of the loan it will need to develop this property or whether it will be able to obtain a sufficient loan for development of the property or, if obtained, whether the terms of the loan will be favorable to the Company.

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

         Female Entertainment. A performer's ability to present herself attractively and to converse intelligently with customers is very important to management. Management insists that the performers at The Million Dollar Saloon be experienced dancers. The performers dance on the main stage or on small stages throughout the club. Management never allows full nudity in the club.

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

         Management also reviews all credit card charges made by customers while at The Million Dollar Saloon. Specifically, the Company's policy is that all credit card charges must be pre-authorized by the card issuer before any charges are accepted. Management of the club is particularly trained to review credit card charges to ensure that the only credit card charges approved for payment are for those incurred by the customer.

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

Future Expansion

         Other than the recent purchase of the Dallas, Texas property, which may be used to relocate the Million Dollar Saloon cabaret, the Company has not determined the precise locations or nature of its future expansion, but it believes, based upon its experience, that opportunities for expansion exist primarily in metropolitan areas in the Southwest United States. The Company may expand through the acquisition of sports bars, casual clubs and adult cabarets that may use the trademark "The Million Dollar Saloon." In determining which cities may be suitable locations for expansion, a variety of factors will be considered, including, but not limited to, the current regulatory environment, the availability of sites located in high traffic commercial areas suitable for conversion to The Million Dollar Saloon style cabarets or sports bars or casual clubs, potential competition in the area, current market conditions and profitability of other adult cabarets in the city.

Competition

         The adult entertainment nightclub industry is highly competitive with respect to price, service, location, and the professionalism of its entertainment. The Million Dollar Saloon competes with many locally-owned adult cabarets in Dallas, Texas, certain of which may enjoy recognition that equals that of The Million Dollar Saloon. While there may be local governmental restrictions on the location of a so-called "sexually oriented business", there are no barriers to entry into the adult cabaret market. There are in excess of 30 adult cabarets located in the Dallas, Texas metropolitan area of which five are in direct competition for target customers with the Million Dollar Saloon. Several of the competitor adult cabarets are owned by corporations controlled by or affiliated with Nick Mehmeti and Duncan Burch, officers and directors of the Company. The Company believes that the combination of its existing name recognition and its distinctive and unique entertainment environment will allow the Company to effectively compete within this industry.

Governmental Regulations

         The Company is subject to various federal, state and local laws affecting its business activities. In Texas, the authority to issue a permit to sell alcoholic beverages is governed by the Texas Alcoholic Beverage Commission ("TABC"). The TABC has the authority, in its discretion, to issue appropriate permits. The Company, through a management agreement with Tempo Tamers Beverage Company, Inc., an affiliated corporation, operates its business under a Texas Mixed Beverage Permit and Late Hours Permit (the "Permits"). These Permits are subject to annual renewal, provided the Company and its affiliated corporation have complied with the rules and regulations governing the Permits. Renewal of a permit is subject to protest by a law enforcement agency, governmental agency or by a member of the public. In case of protest, the TABC may hold a hearing for interested parties to express their views. The TABC has the authority after such hearing not to issue a renewal of the protested alcoholic beverage permit. The failure of the Company to obtain a renewal of its Permits would have a material adverse effect upon the financial condition of the Company. Other states may have similar laws that may limit the availability of a permit to sell alcoholic beverages or which may provide for suspension or revocation of a permit to sell alcoholic beverages in certain circumstances. Prior to expanding into any new market, the Company will take all steps necessary to ensure compliance with all licensing and regulatory requirements.

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

         Beyond various regulatory requirements affecting the sale of alcoholic beverages, the location of an adult cabaret is subject to restriction by city ordinance. In Dallas, the Company is subject to "The Sexually Oriented Business Ordinance" (the "Ordinance") which contains prohibitions on the location of an adult cabaret. The prohibitions deal generally with distance from schools, churches, residences and other sexually oriented businesses The granting of a Sexually Oriented Business Permit ("Business Permit") is not subject to discretion; the Business Permit must be granted if the proposed operation satisfies the requirements of the Ordinance. The Company has held a Business Permit since passage of the city ordinance. The Business Permit is valid for a period of one year and is renewable by application of the permit holder. The Company and other corporations that operate adult cabarets within the City of Dallas are contesting the constitutionality of certain sections of the Ordinance. See "Item 3 - Legal Proceedings and Item 12 - Certain Relationships and Related Transactions"

Employees

         As of December 31, 2003, the Company had approximately 41 full-time employees, of which 13 were in management positions, including corporate and administrative operations and 28 were engaged in food and beverage service, including bartenders and waitresses. The Company also employed 127 part-time employees who were engaged in food and beverage service. Entertainers numbered approximately 97 full and part time. None of the Company's employees are represented by a union and the Company considers its employee relations to be good.

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

Commercial Real Estate

         The Company owns four properties in the Dallas-Fort Worth Metroplex. The Company's Million Dollar Saloon adult cabaret is operated at a property located on Greenville Avenue in Dallas, Texas. The property located in Fort Worth, Texas is leased to affiliates of Duncan Burch, an officer and director of the Company, for the operation of an adult cabaret. One property located on Northwest Highway in Dallas, Texas is a vacant free-standing facility, which previously housed an adult cabaret operated by affiliates of Mr. Burch. The Company is prohibited by city ordinances from operating an adult cabaret at this location. The fourth property consists of 6.6 acres of undeveloped real estate located in Dallas, Texas, which may be used to relocate the Million Dollar Saloon cabaret. The Company's management has not however made a final determination as to the use of this undeveloped property. See "Item 1 - Description of Business - Purchase of Real Estate."

         The Company-operated Million Dollar Saloon is located in Dallas, Texas and consists of a 9,750 square foot building located on an approximate 25,500 square foot tract of land fronting a major traffic artery. See Item 2 - "Properties."

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

         Company Competes with Businesses Owned by Directors. Nick Mehmeti and Duncan Burch, and their affiliates, own and operate adult cabarets, restaurants and sports bars in the Dallas-Fort Worth Metroplex. The Company is engaged in direct competition with the adult cabarets owned by Messrs. Mehmeti and Burch for customers and employment of female entertainers. The Company believes that the combination of its existing name recognition and its distinctive and unique entertainment allows it to effectively compete with these adult cabarets.
However, the Company is unable to ascertain the effect, if any, that such competition has had on past and future revenues or the Company's ability to attract and retain qualified female entertainers. Messrs. Mehmeti and Burch are the sole directors of the Company and its principal shareholders. See "Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act" and "Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters."

         The Company's Commercial Properties Are Not Subject to Long-Term Leases; Rental Income in the Future May Decline. The Company currently has one free-standing facility located in Dallas, Texas that is without a tenant. The Fort Worth, Texas property is leased by affiliates of Mr. Burch and is subject to a month-to-month lease Although the Company is seeking lease terms that are at least comparable to terms for similar properties in the geographic area in which the properties are located, there can be no assurance that the Company will be able to enter into long-term leases for these properties that will be as favorable to the Company. The failure of the Company to either find a suitable tenant for its Dallas, Texas facility or to obtain a long-term lease agreement for the Fort Worth, Texas location could have a material adverse effect on the revenues of the Company. See "Item 2 - Properties" and "Item 6 - Management's Discussion and Analysis or Plan of Operation."

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

         The Million Dollar Saloon is located in Dallas , Texas and consists of a 9,750 square foot building located on an approximate 25,500 square foot tract of land fronting a major traffic artery. Pursuant to its agreement with the City of Dallas, the Company is obligated to discontinue operation of the Million
Dollar Saloon on or before July 31, 2009 unless the location again satisfies the Ordinace Requirements of the City of Dallas prior to said date. Undeveloped property has been acquired by the Company to perhaps relocate the Million dollar
Saloon cabaret, although a final decision regarding such relocation has not been made by management.

         The Fort Worth, Texas facility is leased to affiliates of Duncan Burch, an officer and director of the Company, for the operation of an adult cabaret.
The property is a stand-alone structure and is 100% occupied with a single tenant. The property is subject to a month-to-month lease that requires the tenant to pay a weekly rental of $8,500.

         In October 2002, Duncan Burch, Nick Mehmeti (officers and directors of the Company) and certain of their affiliated businesses (the "Clubs") entered into a Compromise Settlement Agreement and Mutual Releases (the "Settlement
Agreement") with the City of Dallas to settle pending litigation, claims and disputes between the parties arising out of the operation of the Clubs in alleged violation of the Dallas City Code, including the Sexually Oriented
Business  Ordinance.  The  Settlement  Agreement  did not involve the  Company's
Million Dollar Saloon nor did the Settlement Agreement affect the adult cabaret operations of the Company.

         However, the Settlement Agreement did affect the usage of the Company's property located at 3021 Northwest  Highway,  Dallas,  Texas. In accordance with the  Settlement  Agreement,  the lessee  terminated  the  operation of the adult cabaret  business  at the  Northwest  Highway  location  on July 31,  2003.  The facility is currently  vacant.  However,  the Company may lease the premises for any other lawful  purpose.  Management  of the Company is currently  considering
various  options  for  this  property   including  leasing  the  property  to  a
non-sexually oriented business or selling the property to a third party.

         The following is a summary of the terms, conditions and operating parameters of the referenced properties:

                                                             Location/Address
                                            --------------------------------------------------
Location Address:                            3021 Northwest Highway    3601 State Highway 157
                                                  Dallas, Texas           Fort Worth, Texas
                                            ------------------------  ------------------------
Owner:                                           Corporation Lex              Don, Inc.
Square footage
   Building                                           8,550                     4,850
   Real estate tract                                 37,162                    60,398
Mortgages                                             None                      None
Lease expiration                                     Vacant                Month-to-Month
Scheduled rentals                                    Vacant)               $8,500 per week
Effective annual rental per square foot                -0-                     $91.13
   (total lease term)





                                                             Location/Address
                                            --------------------------------------------------
Location Address:                            3021 Northwest Highway    3601 State Highway 157
                                                  Dallas, Texas           Fort Worth, Texas
                                            ------------------------  ------------------------
Gross book basis (including land)                  $1,206,829                 $160,447
Net book basis (including land)                     $884,100                   $46,417
Federal income tax basis                             $16,585                   $18,982
   (excluding land)
Depreciation method and life                       SL-19 yrs.               ACRS-15 yrs.
Ad valorem tax rate per $100 of valuation           $2.88046                  $3.193877


ITEM 3. LEGAL PROCEEDINGS

Case No. 3-00-CV-2500-H; Adventure Plus, Inc., Millennium Restaurant Group, Inc., D/B/A Cabaret Royale, et al. v. City of Dallas, Inc.; United States District Court, Northern District of Texas, Dallas Division

         This is an action where the Company is contesting the constitutionality of certain provisions of a Dallas Municipal Ordinance which impacts its license to do business as an adult cabaret. The Company is of the opinion that it will prevail on its constitutional claims. In August, 2001, the City amended the contested provisions of the ordinance; however, there still remain certain constitutional infirmities, and the Company is of the opinion that the ordinance remains subject to constitutional challenge and will have no adverse impact on the Company's operations. In March, 2004, the City agreed to further amend pertinent portions of the ordinance in an attempt to resolve the constitutional infirmities raised by the Company's legal counsel. The case is not set for trial as it has been abated for 180 days to allow the city of Dallas to complete its amendment process.

         The Company may from time to time be a party to various other legal actions arising in the ordinary course of its business. The Company is not currently involved in any such actions that it believes will have a material adverse effect on its results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         On December 10, 2003 the Company held its annual shareholders meeting. Of the Company's 5,731,778 shares of common stock entitled to vote at the meeting, approximately 5,402,104 shares were represented at the meeting, approximately 94% of the outstanding shares entitled to vote. The following matters were submitted to a vote of the shareholders through solicitation of proxies or otherwise:

                                                 For       Against     Abstain
                                              ---------   ---------   ---------
         Election of Board of Directors
                  Nick Mehmeti                5,356,994      60         45,050
                  Duncan Burch                5,356,994      60         45,050

         Appointment of S.W. Hatfield, CPA as
         Auditors for 2003                    5,388,004     4,000       10,100

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

         As of December 31, 2003, the Company had approximately 820 holders of record of its Common Stock. Outstanding shares of the Company's Common Stock totaled 5,731,778. The Company's transfer agent is Securities Transfer Corporation, Dallas, Texas.

         The Company's Common Stock began trading on The OTC Bulletin Board under symbol "MLDS" on January 29, 1996. The following table sets forth the quarterly average high and low closing bid prices per share for the Common Stock for the past two years:

                                   Common Stock
Fiscal Year Ended December 31,  ------------------
           2002                  High         Low
------------------------------  -----        -----
       First Quarter            $0.29        $0.15
      Second Quarter            $0.19        $0.12
       Third Quarter            $0.24        $0.12
      Fourth Quarter            $0.23        $0.10

                                    Common Stock
Fiscal Year Ended December 31,  ------------------
           2003                  High         Low
------------------------------  -----        -----
       First Quarter            $0.25        $0.11
      Second Quarter            $0.25        $0.11
       Third Quarter            $0.29        $0.12
      Fourth Quarter            $0.28        $0.12
   First Quarter -- 2004
-----------------------------
(through March 25, 2004)         $0.15        $0.12

         The source for the high and low closing bids quotations is the National Quotation Bureau, Inc. and does not reflect inter-dealer prices, such quotations are without retail mark-ups, mark-downs or commissions, and may not represent actual transactions and have not been adjusted for stock dividends or splits. The closing sale price of the Company's common stock on March 25, 2004 was $0.14 per share.

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

Results of Operations

Year ended December 31, 2003 as compared to year ended December 31, 2002
------------------------------------------------------------------------

         Bar and restaurant sales declined by approximately $226,000 (or 6.91%) in the year ended December 31, 2003. Bar and restaurant sales were approximately $3,042,000 for the year ended December 31,2003 as compared to approximately
$3,268,000 for the year ended December 31, 2002. Management beleives this decrease is partially attributable to the overall fluctuations in visitor traffic to the Dallas-Ft. Worth Metroplex While the Company's facility holds a valid "sexually oriented business" license issued by the City of Dallas, Texas;

the City of Dallas, Texas continues to pursue vigorous enforcement of its Sexually Oriented Business Ordinance. This ordinance restricts the method and message of the expression conducted at adult cabarets located within the city limits of Dallas, Texas, which has resulted in a decrease in patron attendance at the Company's Million Dollar Saloon establishment. These factors may continue to contribute to further revenue deterioration in future periods.

         Management continues to direct its efforts towards customer service and increasing sales through effective marketing and advertising methods to maintain and increase its bar and restaurant patronage and comply with current regulatory conditions and environment.

         The Company's rental income increased by approximately $153,000 to approximately $678,000 for the year ended December 31, 2003 as compared to approximately $524,000 in the same period of fiscal 2002. All of the leases are with entities controlled by Duncan Burch, one of the Company's controlling shareholders. On January 30, 2001, the Company's Board of Directors approved an amendment to the lease agreement covering the Dallas, Texas property owned by Corporation Lex, a Company subsidiary. The amendment provided that effective January 1, 2001, the base rental would be reduced from $4,750 per week to $1,000 per week. Additionally, the amended lease provided that the Company, as landlord, would receive 10% of the gross revenues generated from the business located at the property, less State Liquor and State Sales Taxes, payable quarterly, with a minimum weekly payment of $1,000 to be credited against the quarterly percentage rent due. During 2003 and 2002, approximately $31,000 and $52,000 of lease payments were received by the Company for this property.

         In March 2004, the Company received the required supporting documentation from the lessee to validate the percentage rents due for fiscal 2002 and through July 31, 2003. This previously unprovided information caused a significant upward revision of the Company's estimate for amounts due for percentage rent in fiscal 2002, which was recognized as a 2003 event in the accompanying financial statements, given the events discussed in subsequent paragraphs. As of July 31, 2003, the lessee owed percentage rent as follows:


                  Year ended December 31,          Amount due
                           2001                    $   42,952
                           2002                        98,000
                           2003                       107,513
                                                   ----------
                                                   $  248,465
                                                   ==========

         In December 2003, the Company's Board of Directors accepted notice from the lessee, an entity controlled by Duncan Burch, an officer, director and controlling shareholder, that the percentage rent due to the Company would not be paid. Accordingly, the Company recognized a charge to operations of approximately $248,465 as bad debt expense from uncollectible trade accounts receivable. Acceptance of this notice regarding non-receipt of percentage rent represented the consideration payable to the lessee for assignment to the Company of the right to acquire the 6.8 acres of undeveloped land purchased by the Company in February, 2003.

         At the present time, this property is vacant and available for lease. Management is uncertain of the future use or ability to obtain a suitable tenant on this property.

         Our rental real estate located in Fort Worth, Texas and owned by Don, Inc. is subject to a lease with a separate entity controlled by Duncan Burch, an officer, director and controlling shareholder of the Company. This lease expired in August 2003 and is being continued on a month-to-month basis at the final contractual rental rate of approximately $8,500 per week. The Company has been advised that the tenant does not intend to renew the Fort Worth lease with the current terms. Instead, the tenant has requested to renegotiate the lease terms. As of the date of this filing, no formal lease has been negotiated. There can be no assurance that the Company will be able to obtain terms similar to the current lease or that tenant will agree to the terms of a new lease.

         Although the Company is seeking lease terms for both properties that are at least comparable to terms for similar properties in the geographic area, there can be no assurance that the Company will be able to renew its leases with entities controlled by Mr. Burch or any other unaffiliated third-party, or if renewed, that the terms of the leases will be as favorable to the Company as it could have obtained from an unaffiliated party. The failure of the Company to obtain long-term lease agreements with Mr. Burch, or other third parties, with terms at least comparable to the existing lease arrangements will have a material adverse effect on the revenues of the Company.

         Cost of sales decreased to approximately $1,782,000 for the year ended December 31, 2003 as compared to approximately $1,993,000 for the same period of 2002. Gross profit percentages remain relatively constant at 52.09% (approximately $1,938,000) for the year ended December 31, 2003 versus 47.44% (approximately $1,799,000) for the year ended December 31, 2002. Fluctuations in the Company's gross profit percentages react to and parallel the key areas of management focus for cost of sales expenditure control - principally personnel staffing levels and food and beverage costs. These areas, specifically cost controls over purchasing, inventory management protocols and labor management, are continuously monitored to maintain the Company's gross profit percentages.

         General and administrative expenses were approximately $2,282,940 for the year ended December 31, 2003 as compared to approximately $1,601,000 for the comparable period of 2002. The increase was attributable to increased professional fees for investigation of possible business acquisition targets and increased legal expenses as a result of ongoing litigation and issues related to the City of Dallas Sexually Oriented Business Ordinance. Further, the Company experienced increases in executive compensation during 2002 which continued into 2003. The Company anticipates relatively constant expenditure levels for general operating expenses in future periods.

         During 2003, the Company expended approximately $328,200 in legal and professional fees (approximately $189,300 - legal and approximately $138,900 - auditing) for due diligence procedures related to a proposed acquisition by the Company of identified businesses and properties, certain of which are owned by Duncan Burch and Nick Mehmeti, personally, or by entities owned or controlled by Mr. Burch or Mr. Mehmeti. In February 2003, the Company engaged the independent certified public accounting firm of Whitley Penn of Dallas, Texas to separately conduct the audit work related to this due diligence effort. In 2004, the merger negotiations were terminated. No further audit work is anticipated to be completed by Whitley Penn for or on the behalf of the Company.

         Net income before income taxes was approximately $(322,000) for the year ended December 31, 2003 versus approximately $$208,000 for the year ended December 31, 2002. After-tax net income decreased by approximately $228,000 from approximately $9,000 for the year ended December 31, 2002 to approximately $(220,000) for fiscal 2003. The Company experienced earnings per share of approximately $(0.04) and $0.00 for each of the respective years ended December 31, 2003 and 2002, respectively.

         As a general rule, the Company's adult cabaret operations experience unpredictable fluctuations as a result of the overall discretionary spending habits related to the U. S. economy, visitation levels related to visitor, convention and business travel levels and impacts related to the City of Dallas' various enforcement actions and on-premises monitoring of entertainer conduct and the condition of the surrounding environment as maintained and monitored by the City of Dallas, Texas. Management makes its best efforts to timely adjust its expenditure levels to these events as they occur in order to maintain profitability.

Year ended December 31, 2002 as compared to year ended December 31, 2001
------------------------------------------------------------------------

         Bar and restaurant sales increased by approximately 13.1% in 2002. Bar and restaurant sales were $3,267,595 in 2002 compared to $2,888,761 in 2001. The increase was attributable to overall increases in visitor traffic to the Dallas-Ft. Worth Metroplex and local patronage. The City of Dallas, Texas continues to actively pursue enforcement of its Sexually Oriented Business Ordinance and litigation continues between the Company and other Dallas cabaret operators and the City of Dallas. The Sexually Oriented Business Ordinance restricts the method and message of expression activities at the Company's Million Dollar Saloon, and other local adult cabarets, which has resulted in a decrease in patron attendance at the Company's facilities. Management is unable to assess the long-term impact of this continuing litigation. See "Item 3 - Legal Proceedings."

         Management's continues to direct its efforts towards customer service and increasing sales through effective marketing and advertising methods to maintain and increase its bar and restaurant patronage and comply with current regulatory conditions and environment.

         The Company's rental income declined by approximately $46,000 to approximately $524,000 in 2002 from approximately $571,000 in 2001. The most significant factor to this decrease was a renegotiated lease with entities controlled by Duncan Burch, one of the Company's controlling shareholders. On January 30, 2001, the Company's Board of Directors approved an amendment to the lease agreement covering the property owned by Corporation Lex, a Company subsidiary. The amendment provided that effective January 1, 2001, the base rental would be reduced from $4,750 per week to $1,000 per week. Additionally, the amended lease provided that the Company, as landlord, would receive 10% of the gross revenues generated from the business located at the property, payable quarterly, until termination of the lease in May 2002. As of December 31, 2002, the Company was due approximately $68,500 in additional rents over and above the required weekly payment as calculated on the gross sales of the tenant. Since May 2002, the lessee has been on a month-to-month basis at the same rental rate.

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

         General and administrative expenses were approximately $1,601,000 for 2002 as compared to approximately $1,473,000 in 2001. The overall increase was directly attributable to increased legal expenses as a result of ongoing litigation and issues related to the City of Dallas Sexually Oriented Business Ordinance. Further, the Company experienced increases in executive compensation during the current year. The Company anticipates relatively constant expenditure levels for general operating expenses in future.

         During the fourth quarter of 2002, management, in connection with required procedural reviews required by Sarbanes-Oxley Act of 2002, determined that a formula error was imbedded in a worksheet used to calculate the deferred income taxes liability for future periods. This is a non-cash expenditure/accrual. As a result of identifying the erroneous calculation method, the Company adjusted the deferred tax liability for future periods in the fourth quarter of 2002. This resulted in a one-time charge to operations of approximately $154,000.

         Net income before income taxes was approximately $198,000 for 2002 versus approximately $221,000 for 2001. After-tax net income decreased by approximately $98,000 from approximately $107,000 for 2002 to approximately
$9,000 for 2002. The Company experienced earnings per share of approximately $0.00 and $0.02 per share for 2002 and 2001, respectively.

         As a general rule, the Company's adult cabaret operations experience unpredictable fluctuations as a result of the overall economic state of the U.
S. economy, visitation levels related to visitor, convention and business travel levels and impacts related to the City of Dallas' various enforcement actions and on-premises monitoring of entertainer conduct. Management makes its best efforts to timely adjust its expenditure levels to these events as they occur in order to maintain profitability.

Liquidity

         As of December 31, 2003, the Company had working capital of approximately $347,000 (exclusive of a note payable which was refinanced on January 29, 2004) as compared to approximately $981,000 at December 31, 2002. The Company achieved positive (negative) cash flows from operations of approximately $(276,000) for the year ended December 31, 2003 versus approximately $313,000 for fiscal 2002.

         The deterioration of the Company's working capital is directly related to the cash expended to acquire land for future development and for expenditures related to the abandoned acquisition efforts on identified facilities, certain of which are owned and/or controlled by the Company's controlling shareholders; Duncan Burch and Nick Mehmeti.

         On January 29, 2004, the Company refinanced the initial acquisition debt related to land held for future development. The new permanent long-term financing retired the entire initial short-term $2,156,713 note payable issued at the initial closing. The new note is for a principal balance of $2,000,000 and bears interest at 6.50% for the first year and then adjusts to 1.0% above the Wall Street Journal published prime rate, rounded to the nearest 0.125%. The interest rate adjusts every 12th month, commencing on January 29, 2005. The new note requires payments of principal and accrued interest in the amount of approximately $17,426 monthly, commencing on February 29, 2004. As this is a variable interest rate note, the payments may change after the twelfth payment and after every succeeding twelfth payment. The new note matures on January 29, 2019. The long-term note is secured by underlying land and the separate personal guaranty of each of the Company's officers, directors and controlling shareholders; Duncan Burch and Nick Mehmeti.

         The Company's settlement agreement with the City of Dallas provided that, in the event that the city granted The Million Dollar Saloon the exclusive right to continue operating as an adult cabaret in a "non-conforming location" for a six (6) year period, Tempo Tamers would pay $500,000 to entities controlled by Messrs Mehmeti and Burch, respectively, and they would each discontinue the operation of sexually oriented businesses. In May 2003, the City of Dallas agreed to allow Tempo Tamers to continue to operate The Million Dollar Saloon at its current location until July 2009. The affiliated entities subsequently discontinued operations of P.T.'s and The Fare as sexually oriented business in January and March, 2004, respectively.

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

         The Company paid approximately $153,800 during fiscal 2003 to service the initial short-term debt.

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

         The Company has also paid an additional sum of approximately $366,000 at the closing of the permanent long-term financing in January 2004.

         The Company has identified no other significant capital requirements for 2004, other than normal repair and replacement activity at the Company's commercial rental properties and the adult entertainment lounge and restaurant facility. Liquidity requirements mandated by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management.

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

ITEM 8A. CONTROLS AND PROCEDURES

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth certain information about the directors and executive officers of the Company. All directors of the Company hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. Executive officers of the Company are elected by the Board of Directors to hold office until their respective successors are elected and qualified.

             Name       Age        Position with the Company         Director Since
         ------------   ---   -------------------------------------  --------------
         Nick Mehmeti    46   President, Chief Executive Officer,     January 2000
                              Chief Financial Officer and Director
         Duncan Burch    46   Executive Vice President and Director   January 2000
         Dewanna Ross    48   Secretary and Treasurer

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

         All officers of the Company hold office until the annual meeting of directors following the annual meeting of shareholders or until their respective successors are duly elected and qualified or their earlier resignation or removal.

Board of Directors and Committee Meetings Attendance

         During the fiscal year ended December 31, 2003, the Board held one meeting, its annual meeting. The Company does not have any committees. The Company currently does not pay a director fee for attending scheduled and special meetings of the Board of Directors. The Company pays expenses of all of its directors in attending meetings.

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

         Based solely on a review of reports furnished to the Company or written representatives from the Company's directors and executive officers during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year were complied with.

Code of Ethics

         The Company has not formally adopted a Code of Ethics. The Board is currently developing a code and anticipates adopting a Code of Ethics prior to its next Annual Meeting of Shareholders.

ITEM 10. EXECUTIVE COMPENSATION

         Laird Boles, who is not an officer or director of the Company, received $145,250 compensation during 2003. Mr. Boles is primarily responsible for the management of the Company's Million Dollar Saloon and related personnel supervision. The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities for the Company to its Chief Executive Officer and all other executive directors. All other compensation related tables required to be reported have been omitted as there has been no applicable compensation awarded to, earned by or paid to any of the Company's executive officers in any fiscal year to be covered by such tables.



                                            Summary Compensation Table

                                         Annual Compensation    Long-Term Compensation
                                    -------------------------- -------------------------
                                                                         Awards             Payouts
                                                               -------------------------   ---------
                                                     Other     Restricted    Securities                   All
                                      Salary/       Annual       Stock       Underlying      LTIP        Other
      Name/Title              Year     Bonus     Compensation    Awards     Options/SARs    Payouts   Compensation
--------------------------- ------- ----------- -------------- ----------  --------------  --------- --------------
Nick Mehmeti, President,      2003    $131,000        N/A          N/A          N/A            N/A         N/A
  Chief Executive Officer,    2002    $ 78,000        N/A          N/A          N/A            N/A         N/A
  and Chief Financial         2001    $ 84,000        N/A          N/A          N/A            N/A         N/A
  Officer

Duncan Burch, Executive       2003    $131,000        N/A          N/A          N/A            N/A         N/A
  Vice President              2002    $ 78,000     $72,000         N/A          N/A            N/A         N/A
                              2001    $ 84,000        N/A          N/A          N/A            N/A         N/A

Dewanna Ross, Secretary and   2003   $  84,000        N/A          N/A          N/A            N/A         N/A
  Treasurer                   2002   $  79,500        N/A          N/A          N/A            N/A         N/A
                              2001   $  78,100        N/A          N/A          N/A            N/A         N/A

Indebtedness of Directors and Senior Officers

         Except as set forth in Item 12. "Certain Relationships and Related Transactions," none of the directors or officers of the Company or their respective associates or affiliates is indebted to the Company.

Committees of the Board of Directors and Meeting Attendance

         There are no audit, compensation or other committees of the Board of Directors of the Company.

Option Grants In Last Fiscal Year

         There were no grants of stock options to any officer or director of the Company during the fiscal year ended December 31, 2003.

Option Exercises And Holdings

         The Company does not have a stock option plan. Except as disclosed in "Security Ownership of Certain Beneficial Owners and Management," no officer, director or employee of the Company holds any stock options to purchase shares of Common Stock of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

         The following table sets forth certain information as of March 25, 2004 relating to the beneficial ownership (as defined by the rules of the Securities and Exchange Commission (the "SEC")) of shares of Common Stock by (i) each person who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the President and Chief Executive Officer of the Company for the year ended December 31, 2002, and (iv) all executive officers and directors of the Company as a group.






                                                                          Percentage of Common
                   Name(1)                             Number of Shares      Stock Owned(2)
----------------------------------------------------- ------------------ ----------------------
Nick Mehmeti(3)......................................    2,419,787(4)           39.5%
Duncan Burch(3)......................................    2,075,787(4)           33.9%
J.M. Tibbals as Trustee for The Irrevocable Equity
   Trust No. 1(5)....................................      451,558               7.9%
Officers and Directors as a group (2 persons)........    4,495,574(6)           73.3%
--------------------

*Less than 1%

(1) Unless otherwise indicated, the persons listed have sole voting and investment powers with respect to all such shares. Under applicable SEC rules, a person is deemed the "beneficial owner" of a security with regard to which the person, directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose or direct the disposition, of the security, in each case irrespective of the person's economic interest in the security. Under the SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days (x) through the exercise of any option or warrant or (y) through the conversion of another security.

(2) In determining the percent of Common Stock owned by a person (a) the numerator is the number of shares of Common Stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 5,731,778 shares in the aggregate of Common Stock on March 25, 2004 and
     (ii) any shares of Common Stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any options or warrants or the conversion of any other convertible securities.

(3) Mr. Mehmeti is the President, Chief Executive Officer, Chief Financial Officer and a director of the Company and Mr. Burch is the Executive Vice President and a director of the Company. The mailing address for Messrs. Mehmeti and Burch is c/o the Company, 6848 Greenville Ave., Dallas, Texas 75231.

(4) Includes an option to purchase 400,000 shares of the Common Stock of the Company for $440,000 ($1.10 per share) which is jointly owned by Messrs. Mehmeti and Burch and may be exercised in whole or in part at any time until October 18, 2004 when the option expires.

(5) The mailing address for The Irrevocable Equity Trust No. 1 is c/o J.M. Tibbals, Arter & Hadden, 1717 Main Street, Suite 4100, Dallas, Texas 75201.

(6) Includes 400,000 shares which are subject to an option jointly held by Messrs. Mehmeti and Burch which may be exercised at any time until October 18, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company provides management support and conducts its business operations through its wholly-owned operating subsidiaries: Furrh, Inc., Tempo Tamers, Inc. ("Tempo Tamers"), Don, Inc. and Corporation Lex ("Lex"). The Company owns and operates an adult cabaret in Dallas, Texas and owns and manages three other commercial properties located in the Dallas-Fort Worth Metroplex.

         Tempo Tamers owns and operates an adult cabaret at 6826 Greenville, Avenue in Dallas, Texas operates under the registered trademark and trade name "The Million Dollar Saloon (R)." The 6826 Greenville Avenue location is, and has been, a "non-conforming location" under the Dallas Sexually Oriented Business Ordinance since 1986 due to the fact that 6826 Greenville Avenue is within 1,000 feet of a residentially zoned property. Various other sexually oriented businesses, including those owned or controlled by entities owned by Duncan Burch, Executive Vice President and a director of the Company, and/or Nick Mehmeti, President, Chief Executive Officer, Chief Financial Officer and a Director of the Company, were likewise in "non-conforming locations." While many of these locations had previously been successful in obtaining locational exemptions from the Dallas Sexually Oriented Business Ordinance so as to allow their continued operation as sexually oriented businesses, the City of Dallas recently proposed legislation to eliminate the possibility of a locational exemption. Despite years of intensive and expensive litigation funded primarily by entities owned by Messrs. Burch and Mehmeti, the City of Dallas is moving toward closure of all sexually oriented businesses in "non-conforming locations." Accordingly, the Company, through Tempo Tamers, and other similarly situated operators of sexually oriented businesses entered into settlement negotiations with the City of Dallas. During those negotiations, it became the view of the Company and operators of other sexually oriented businesses in "non-conforming locations" that the City would allow one such sexually oriented business to remain in business in a "non-conforming location" for a limited period of time, if all of the other sexually oriented businesses operating in "non-conforming locations" ceased operations.

         In October, 2002, entities controlled by Mr. Burch entered into a settlement agreement with the City of Dallas which provides for the closure of the sexually oriented businesses known as Chicas Locas, which is operated by an affiliate of Mr. Burch, and Baby Dolls Saloon which is also operated by an affiliate of Mr. Burch. Chicas Locas was, at that time, the tenant of the Company's property located at 3021 W. Northwest Highway in Dallas, Texas. Nick Mehmeti, the Company and its subsidiary, Corporation Lex, the record owner of the 3021 W. Northwest Highway, signed the settlement agreement for limited purposes. In accordance with the settlement agreement and an agreement reached between Corporation Lex and Chicas Locas, Chicas Locas agreed to terminate the lease and the Company agreed not to allow the operation of an adult cabaret business at its 3021 W. Northwest Highway property after July 31, 2003. Chicas Locas ended its month-to-month lease arrangements with the Company regarding the 3021 W. Northwest Highway property and vacated the premises effective July 31, 2003. During 2002, the Company received $52,000 in lease payments for this property from Chicas Locas. Chicas Locas owed approximately $69,000 at December 31, 2002 and $137,000 at July 31, 2003 on the lease for accrued, unpaid rent for this property. The Company is currently considering various other uses for this property, including leasing the property to a non-sexually oriented business or selling the property to a third party.

         Thereafter, negotiations began between Mainstage, Inc. d/b/a P.T.'s ("Mainstage"), an entity controlled by Nick Mehmeti which operated a non-conforming adult cabaret called P.T.'s, Allen-Burch, Inc. ("Allen Burch"), an entity controlled by Duncan Burch operating a non-conforming adult cabaret known as The Fare, and Tempo Tamers regarding which of these non-conforming entities would continue operating in a "non-conforming location" or finalized.Pursuant to a settlement agreement entered into in May 2003, Tempo Tamers, Mainstage, and Allen Burch, Tempo Tamers was granted the exclusive right to negotiate with the City of Dallas to continue to operate The Million Dollar Saloon as a sexually oriented business in a "non-conforming location." The settlement agreement provided that, in the event that the city granted The Million Dollar Saloon the exclusive right to continue operating as an adult cabaret in a "non-conforming location" for a six (6) year period, Tempo Tamers would pay $500,000 to each of P.T.'s and Allen Burch, and they would each discontinue the operation of sexually oriented businesses. In May 2003, the City of Dallas agreed to allow Tempo Tamers to continue to operate The Million Dollar Saloon at its current location until July 2009. Mainstage and Allen Burch agreed to discontinue operations of Main Stage and The Fare, respectively, as sexually oriented business in January and March, 2004.

         On February 14, 2003, the Company purchased 6.695 acres of undeveloped property located in Dallas, Texas. The purchase price was approximately $2,650,312, including closing expenses of approximately $53,594. The Company paid $493,072 cash, $140,000 of which was lent to the Company by Duncan Burch. The property is located on Stemmons Freeway in Dallas, Texas, and is suitable for general commercial development. Moreover, the property as situated is one of a small number of remaining undeveloped locations at which a sexually oriented business may be legally operated. Although the Company has not yet determined the ultimate usage of the land, the Company knows that it will be necessary to relocate the Million Dollar Saloon in mid-2009, and the Company may elect to use a portion of this new land to relocate The Million Dollar Saloon and either sell or lease the remaining properties to third parties. The right to acquire this property was assigned to the Company by entities controlled by Mr. Burch in consideration for the Company's agreement to forgo receipt of lease payments for the 3021 Northwest Highway property.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.
         --------

         The following documents are filed as exhibits with this annual report:

         Exhibit Number                          Description
         --------------    -----------------------------------------------------
            2.1*           Stock Purchase Agreement dated August 23, 1995 by and
                           between Art Beroff and Bjorn Heyerdahl.
            2.2*           Stock Purchase Agreement dated August 23, 1995 by and
                           between Joseph MacDonald,  Goodheart Ventures,  Inc.,
                           and Bjorn Heyerdahl.
            2.3*           Stock Purchase  Agreement  dated September 7, 1995 by
                           and among  Million  Dollar  Saloon,  Inc.,  Goodheart
                           Ventures, Inc., and certain individuals.
            2.4*           Addendum and Modification to Stock Purchase Agreement
                           dated September 19, 1995, by and among Million Dollar
                           Saloon, Inc.,  Goodheart Ventures,  Inc., and certain
                           individuals.
            2.5*           Stock Exchange  Agreement  dated September 7, 1995 by
                           and among  Million  Dollar  Saloon,  Inc.,  Goodheart
                           Ventures,   Inc.,  and  J.M.  Tibbals,   Trustee  for
                           Irrevocable Equity Trust No. 1.
            2.6*           Addendum and Modification to Stock Exchange Agreement
                           dated September 19, 1995, by and among Million Dollar
                           Saloon,  Inc.,  Goodheart  Ventures,  Inc.,  and J.M.
                           Tibbals, Trustee for Irrevocable Equity Trust No. 1.
            2.7*           Agreement and Plan of Merger dated October 5, 1995 by
                           and between  Million  Dollar  Saloon,  Inc.,  a Texas
                           corporation,  and Goodheart Ventures,  Inc., a Nevada
                           corporation.
            2.8**          Addendum and Modification to Stock Purchase Agreement
                           made and entered into the 7th day of  September  1995
                           by and among Million Dollar Saloon,  Inc.,  Goodheart
                           Ventures, Inc., and certain individuals dated October
                           31, 1995.
            3(i)*          Articles of Incorporation of The Company,  as amended
                           to date.
            3(ii)*         Bylaws of the Company.
            3(iii)**       Amended and Restated Bylaws of the Company  effective
                           July 9, 1999.
            4.1*           Specimen Common Stock Certificate.
            10.1*          Leases of Properties.
            10.2*          Promissory  Note  for  $750,000  with  Abrams  Centre
                           National Bank dated September 22, 1995.
            10.3***        Modification  of Lease  Agreement  dated  January 31,
                           2001 between Corporation Lex and MD II Entertainment,
                           Inc.
            10.4+          Promissory  Note dated February 14, 2003 (the "Note")
                           in the principal amount of  $2,156,713.50  payable by
                           the Company to One Stemmons Land Limited  Partnership
                           with  interest  at 8%  per  annum,  interest  payable
                           monthly,  with a  single  principal  payment  due and
                           payable on February 1, 2004.
            10.5+          Deed of Trust, dated February 14, 2003, signed by the
                           Company granting a security  interest in 6.6 acres of
                           undeveloped  real  estate in Dallas,  Texas to secure
                           payment of the Note.
            10.6+          Special   Warranty  Deed  with  Vendor's  Lien  dated
                           February  14,  2002  relating  to 6.6  acres  of real
                           estate located in Dallas, Texas.
            10.7o          Promissory  Note,  dated  January  29,  2004,  in the
                           principal amount of $2,000,000 payable by the Company
                           to Citizens National Bank in Waxahachie, Texas.
            10.8o          Deed of Trust,  dated January 29, 2004, signed by the
                           Company granting a security  interest in 6.6 acres of
                           undeveloped  real estate in Dallas,  Texas, to secure
                           payment of the note payable to Citizens National Bank
                           in Waxahachie, Texas.
            21.1*          Subsidiaries of the Company.
            31.1o          Joint Statement of Chief Executive  Officer and Chief
                           Financial Officer  Furnished  Pursuant to Section 302
                           of the Sarbanes-Oxley Act of 2002, 18 U.S.C.  Section
                           1350.
            32.1o          Joint Statement of Chief Executive  Officer and Chief
                           Financial Officer  Furnished  Pursuant To Section 906
                           Of The Sarbanes-Oxley Act of 2002, 18 U.S.C.  Section
                           1350


-------------------

*    Incorporated  by reference to the Company's  Form 10-SB filed  December 26,
     1995.

** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

*** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

+ Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

o    Filed herewith.

(b)      Reports on Form 8-K.
         --------------------

         The Company filed a Current Report on Form 8-K with the SEC on December 19, 2003 reporting the results of the Annual Meeting of Shareholders held on December 10, 2003.

         There were no other reports on Form 8-K filed with the SEC during the last quarter of fiscal year ended December 31, 2001.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, S.W. Hatfield, CPA of Dallas, Texas.


                                                                     Year ended     Year ended
                                                                    December 31,   December 31,
                                                                        2003           2002
                                                                    ---------------------------
(1)    Audit fees                                                   $     11,718   $     11,738
(2)    Audit-related fees                                                   --             --
(3)    Tax fees                                                             --             --
(4)    All other fees
         Consulting related to proposed merger/acquisition of
         entities owned or controlled by controlling shareholders
         of the Company                                                     --            6,353
                                                                    ------------   ------------
Totals                                                              $     11,718   $     18,091
                                                                    ============   ============


         Further, the Company engaged the certified public accounting firm of Whitley Penn of Dallas, Texas on February 17, 2003 to perform audits of certain entities not owned by the Company (certain of which entities are owned by our controlling shareholders, Duncan Burch and Nick Mehmeti) related to a proposed merger with the Company. The audits were being performed to fulfill SEC reporting requirements to be met if the contemplated merger was completed. These audits were not completed as Nick Mehmeti instructed Whitley Penn that the merger discussions had ceased between the entities. No further work is anticipated to be completed by Whitley Penn for or on the behalf of the Company. The Company paid Whitley Penn an aggregate of approximately $138,876 for services related to this engagement.

         The Company has no formal audit committee. The functions of the audit committee are performed by the entire board of directors.

         The Company's principal accountant, S. W. Hatfield, CPA, did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of April, 2004.

                            MILLION DOLLAR SALOON, INC.


                            By:              /s/ Nick Mehmeti
                               -------------------------------------------------
                               Nick Mehmeti, President, Chief Executive Officer, Chief Financial Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

   Signature                        Title                              Date

/s/ Nick Mehmeti     President, Chief Executive Officer, Chief    April 13, 2004
-----------------    Financial Officer and Director
Nick Mehmeti

/s/ Duncan Burch     Executive Vice President and Director        April 13, 2004
-----------------
Duncan Burch

                                INDEX TO EXHIBITS


         Exhibit Number                          Description
         --------------    -----------------------------------------------------
            2.1*           Stock Purchase Agreement dated August 23, 1995 by and
                           between Art Beroff and Bjorn Heyerdahl.
            2.2*           Stock Purchase Agreement dated August 23, 1995 by and
                           between Joseph MacDonald,  Goodheart Ventures,  Inc.,
                           and Bjorn Heyerdahl.
            2.3*           Stock Purchase  Agreement  dated September 7, 1995 by
                           and among  Million  Dollar  Saloon,  Inc.,  Goodheart
                           Ventures, Inc., and certain individuals.
            2.4*           Addendum and Modification to Stock Purchase Agreement
                           dated September 19, 1995, by and among Million Dollar
                           Saloon, Inc.,  Goodheart Ventures,  Inc., and certain
                           individuals.
            2.5*           Stock Exchange  Agreement  dated September 7, 1995 by
                           and among  Million  Dollar  Saloon,  Inc.,  Goodheart
                           Ventures,   Inc.,  and  J.M.  Tibbals,   Trustee  for
                           Irrevocable Equity Trust No. 1.
            2.6*           Addendum and Modification to Stock Exchange Agreement
                           dated September 19, 1995, by and among Million Dollar
                           Saloon,  Inc.,  Goodheart  Ventures,  Inc.,  and J.M.
                           Tibbals, Trustee for Irrevocable Equity Trust No. 1.
            2.7*           Agreement and Plan of Merger dated October 5, 1995 by
                           and between  Million  Dollar  Saloon,  Inc.,  a Texas
                           corporation,  and Goodheart Ventures,  Inc., a Nevada
                           corporation.
            2.8**          Addendum and Modification to Stock Purchase Agreement
                           made and entered into the 7th day of  September  1995
                           by and among Million Dollar Saloon,  Inc.,  Goodheart
                           Ventures, Inc., and certain individuals dated October
                           31, 1995.
            3(i)*          Articles of Incorporation of The Company,  as amended
                           to date.
            3(ii)*         Bylaws of the Company.
            3(iii)**       Amended and Restated Bylaws of the Company  effective
                           July 9, 1999.
            4.1*           Specimen Common Stock Certificate.
            10.1*          Leases of Properties.
            10.2*          Promissory  Note  for  $750,000  with  Abrams  Centre
                           National Bank dated September 22, 1995.
            10.3***        Modification  of Lease  Agreement  dated  January 31,
                           2001 between Corporation Lex and MD II Entertainment,
                           Inc.
            10.4+          Promissory  Note dated February 14, 2003 (the "Note")
                           in the principal amount of  $2,156,713.50  payable by
                           the Company to One Stemmons Land Limited  Partnership
                           with  interest  at 8%  per  annum,  interest  payable
                           monthly,  with a  single  principal  payment  due and
                           payable on February 1, 2004.
            10.5+          Deed of Trust, dated February 14, 2003, signed by the
                           Company granting a security  interest in 6.6 acres of
                           undeveloped  real  estate in Dallas,  Texas to secure
                           payment of the Note.
            10.6+          Special   Warranty  Deed  with  Vendor's  Lien  dated
                           February  14,  2002  relating  to 6.6  acres  of real
                           estate located in Dallas, Texas.
            10.7o          Promissory  Note,  dated  January  29,  2004,  in the
                           principal amount of $2,000,000 payable by the Company
                           to Citizens National Bank in Waxahachie, Texas.
            10.8o          Deed of Trust,  dated January 29, 2004, signed by the
                           Company granting a security  interest in 6.6 acres of
                           undeveloped  real estate in Dallas,  Texas, to secure
                           payment of the note payable to Citizens National Bank
                           in Waxahachie, Texas.
             21.1*         Subsidiaries of the Company.
            31.1o          Joint Statement of Chief Executive  Officer and Chief
                           Financial Officer  Furnished  Pursuant to Section 302
                           of the Sarbanes-Oxley Act of 2002, 18 U.S.C.  Section
                           1350.
            32.1o          Joint Statement of Chief Executive  Officer and Chief
                           Financial Officer  Furnished  Pursuant To Section 906
                           Of The Sarbanes-Oxley Act of 2002, 18 U.S.C.  Section
                           1350
--------------------
*    Incorporated  by reference to the Company's  Form 10-SB filed  December 26,
     1995.

** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

*** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

+ Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

o    Filed herewith.




                                     IOE-1

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                           F-2

Consolidated Financial Statements

   Consolidated Balance Sheets
      as of December 31, 2003 and 2002                                       F-3

   Consolidated Statements of Income and Comprehensive Income
      for the years ended December 31, 2003 and 2002                         F-5

   Consolidated Statements of Changes in Shareholders' Equity
      for the years ended December 31, 2003 and 2002                         F-6

   Consolidated Statements of Cash Flows
      for the years ended December 31, 2003 and 2002                         F-7

   Notes to Consolidated Financial Statements                                F-8

                        Letterhead of S. W. Hatfield, CPA
                        ---------------------------------


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



Board of Directors and Shareholders
Million Dollar Saloon, Inc.

We have audited the consolidated balance sheets of Million Dollar Saloon, Inc. and Subsidiaries (a Nevada corporation and Texas corporations, respectively) as of December 31, 2003 and 2002, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the two years then ended, respectively. These consolidated financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Million Dollar Saloon, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the two years then ended, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.




                                        S. W. HATFIELD, CPA
Dallas, Texas
March 23, 2004

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002

                                                   December 31,    December 31,
                                                       2003            2002
                                                   ------------    ------------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                        $    132,831    $    783,157
   Marketable securities                                389,919         367,093
   Accounts receivable - trade and other                  8,500          68,528
   Prepaid Federal income taxes receivable              145,000           1,500
   Inventory                                             25,352          48,087
   Prepaid expenses                                       3,540          43,743
                                                   ------------    ------------

     Total current assets                               705,142       1,312,108
                                                   ------------    ------------


Property and Equipment - At Cost
   Buildings and related improvements                 2,174,417       2,095,914
   Furniture and equipment                              812,646         881,710
                                                   ------------    ------------
                                                      2,987,063       2,977,624
   Less accumulated depreciation                     (2,004,640)     (1,908,244)
                                                   ------------    ------------
                                                        982,423       1,069,380
   Land                                                 741,488         741,488
                                                   ------------    ------------

     Net property and equipment                       1,723,911       1,810,868
                                                   ------------    ------------


Other Assets
   Land held for future development                   2,649,786            --
   Security deposits and other                            1,725           1,725
                                                   ------------    ------------

     Total other assets                               2,649,786           1,725
                                                   ------------    ------------


Total Assets                                       $  5,080,564    $  3,124,701
                                                   ============    ============




The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-3


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002

                                                              December 31,   December 31,
                                                                  2003           2002
                                                              ------------   ------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Note payable                                               $  2,156,714   $       --
   Loan from officer                                               140,000           --
   Accounts payable - trade                                        106,352        109,836
   Accrued liabilities                                             105,458        205,254
   Accrued income taxes payable                                       --             --
   Deferred revenues                                                  --            9,500
   Tenant deposits                                                   6,500          6,500
                                                              ------------   ------------

     Total current liabilities                                   2,515,024        331,090
                                                              ------------   ------------

Long-Term Liabilities
   Deferred tax liability                                          281,062        288,916
                                                              ------------   ------------

     Total liabilities                                           2,796,086        620,006
                                                              ------------   ------------


Commitments and Contingencies


Shareholders' Equity
   Preferred stock - $0.001 par value
     5,000,000 shares authorized
     None issued and outstanding                                      --             --
   Common stock - $0.001 par value
     50,000,000 shares authorized
     5,731,778 shares issued and outstanding, respectively           5,732          5,732
   Retained earnings                                             2,278,746      2,498,963
                                                              ------------   ------------

     Total shareholders' equity                                  2,284,478      2,504,695
                                                              ------------   ------------


Total Liabilities and Shareholders' Equity                    $  5,080,564   $  3,124,701
                                                              ============   ============



The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-4


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     Years ended December 31, 2003 and 2002


                                                       Year ended      Year ended
                                                      December 31,    December 31,
                                                          2003            2002
                                                      ------------    ------------
Revenues
   Bar and restaurant sales                           $  3,041,661    $  3,267,595
   Rental income from related parties                      677,654         524,232
                                                      ------------    ------------
     Total revenues                                      3,719,315       3,791,827
                                                      ------------    ------------

Cost of Sales - Bar and Restaurant Operations
   Direct labor                                          1,216,571       1,340,572
   Purchases                                               565,244         652,375
                                                      ------------    ------------
     Total cost of sales                                 1,781,815       1,992,947
                                                      ------------    ------------

Gross Profit                                             1,937,500       1,798,880
                                                      ------------    ------------

Operating Expenses
   Salaries, wages and related expenses                    645,019         591,531
   Consulting, legal and other professional fees           398,846         177,477
   Rental expenses, principally taxes                       56,805          59,075
   Interest expense                                        154,587           3,007
   Other operating expenses                                683,997         671,019
   Bad debt expense, related party                         248,465            --
   Depreciation and amortization                            95,221          99,013
                                                      ------------    ------------
       Total operating expenses                          2,282,940       1,601,122
                                                      ------------    ------------

Income from Operations                                    (345,440)        197,758

Other Income (Expenses)
   Interest income and other                                13,821          21,590
   Unrealized gain (loss) on marketable securities           9,940          (8,867)
   Impairment of carrying value on long-term assets           --            (2,250)
                                                      ------------    ------------

Income before Income Taxes                                (321,679)        208,231

Provision for Income Taxes
   Currently (payable) refundable                           93,608         (44,861)
   Deferred (expense) benefit                                7,854        (154,393)
                                                      ------------    ------------

Net Income                                                (220,217)          8,977

Other Comprehensive Income                                    --              --
                                                      ------------    ------------

Comprehensive Income (Loss)                           $   (220,217)   $      8,977
                                                      ============    ============

Earnings per share of common stock
   outstanding, computed on net income (loss) -
   basic and fully diluted                            $      (0.04)            nil
                                                      ============    ============

Weighted-average number of shares outstanding            5,731,778       5,731,778
                                                      ============    ============

The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-5


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 2003 and 2002



                                      Common Stock                                  Total
                                -----------------------------      Retained      shareholders'
                                   # shares         Amount         earnings         equity
                                -------------   -------------   -------------    -------------
Balances at January 1, 2002         5,731,778   $       5,732   $   2,489,986    $   2,495,718

Net income for the year                  --              --             8,977            8,977
                                -------------   -------------   -------------    -------------

Balances at December 31, 2002       5,731,778           5,732       2,498,963        2,504,695

Net income for the year                  --              --          (220,217)        (220,217)
                                -------------   -------------   -------------    -------------

Balances at December 31, 2003       5,731,778   $       5,732   $   2,278,746    $   2,284,478
                                =============   =============   =============    =============





























The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-6


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2003 and 2002


                                                           Year ended      Year ended
                                                          December 31,    December 31,
                                                              2003            2002
                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                      $   (220,217)   $      8,977
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                            95,221          99,013
       Bad debt expense                                        248,465            --
       Unrealized (gain) loss on marketable securities          (9,940)          8,867
       Impairment of carrying value on long-term assets           --             2,250
       Deferred income taxes                                    (7,854)        154,393
       (Increase) decrease in
         Accounts receivable - trade                          (188,437)        (11,662)
         Federal income taxes receivable                      (145,000)         (1,500)
         Inventory                                              22,735         (28,670)
         Prepaid expenses and other                             40,203         (43,743)
       Increase (decrease) in
         Accounts payable and other accrued liabilities       (103,280)        189,962
         Deferred revenues                                      (9,500)          9,500
         Accrued federal income taxes payable                    1,500         (74,000)
                                                          ------------    ------------
Net cash provided by operating activities                     (276,104)        312,987
                                                          ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for land held for future development             (493,072)           --
   Purchase of marketable securities                           (12,886)       (375,960)
   Purchases of property and equipment                          (8,264)        (92,655)
                                                          ------------    ------------

Net cash used in investing activities                         (514,222)       (468,615)
                                                          ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES
   Cash received on note payable to officer                    140,000            --
                                                          ------------    ------------

Net cash provided by financing activities                      140,000            --
                                                          ------------    ------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (650,326)       (155,628)

Cash and cash equivalents at beginning of year                 783,157         938,785
                                                          ------------    ------------

Cash and cash equivalents at end of year                  $    132,831    $    783,157
                                                          ============    ============

SUPPLEMENTAL DISCLOSURES OF
   INTEREST AND INCOME TAXES PAID
     Interest paid                                        $    154,587    $      3,007
                                                          ============    ============
     Income taxes paid                                    $     49,892    $    120,762
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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

These financial statements reflect the books and records of Million Dollar Saloon, Inc., Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for the years ended December 31, 2003 and 2002, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.

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

     Since December 31, 2000, all rental property lessors are entities controlled by a Company controlling shareholder, officer and director. All lease rental payments are due in advance on the first day of the week for that week. All revenue sources are located either in Dallas or Tarrant County, Texas.

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

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES

NOTE C - Summary of Significant Accounting Policies - Continued

8.   Earnings per share
     ------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of
     issuance,   whichever  is  later.   As  of  December  31,  2003  and  2002,
     respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


NOTE D - Related Party Transactions

Since a change in majority shareholders of the Company in 2000, the rental properties of Corporation Lex and Don, Inc. have been subject to leases with entities controlled by Duncan Burch, an officer, director and controlling shareholder of the Company. These respective leases were in place prior to the 2000 change in control.

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

However, the Settlement Agreement did affect the usage of the Company's property owned by Corporation Lex, which was subject to a month-to-month basis. In accordance with the Settlement Agreement, lessee agreed to terminate the operation of the adult cabaret business at the Corporation Lex property by July 31, 2003. The entity controlled by Duncan Burch concurrently tendered notice to the Company that the associated lease would be terminated on July 31, 2003 as a result of this action.

The Company and its subsidiary, Corporation Lex, signed the Settlement Agreement for a limited purpose. The Company and Corporation Lex are not bound by the terms of the Settlement Agreement except that Corporation Lex has agreed it will not allow the Clubs to use the property, as or in support of, a sexually oriented business, dance hall, business featuring exotic striptease, business featuring scantily clad employees, individuals or performers, any business featuring individuals, employees, licensees, or independent contractors displaying specified anatomical areas or engaging in specified sexual activities, or operation by the Clubs of a business in any other manner circumventing or frustrating, or intending to circumvent or frustrate the intent of Chapter 41A and 51A of the Dallas City Code. The Company and/or Corporation Lex may lease the premises for any other lawful purpose.

Since January 1, 2001, the renegotiated lease between Corporation Lex and the entity controlled by Duncan Burch contained a percentage rent clause whereby Corporation Lex would receive a base rental equal to 10% of the gross revenues generated from the business located at the property, less State Liquor and State Sales Taxes, payable quarterly, with a minimum weekly payment of $1,000 which will be credited against the quarterly percentage rent due. The minimum weekly rent payment shall not be less than $1,000 per week. During 2003 and 2002, approximately $31,000 and $52,000 of lease payments were received by the Company for this property.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES

NOTE D - Related Party Transactions - Continued

In March 2004, the Company received the required supporting documentation from the lessee to validate the percentage rents due for Calendar 2002 and through July 31, 2003, which caused a significant upward revision of our estimate for amounts due in Calendar 2002. As of July 31, 2003, the lessee owed percentage rent as follows:

                         Year ended
                        December 31,        Amount due
                        ------------        ----------
                            2001            $   42,952
                            2002                98,000
                            2003               107,513
                                            ----------
                                            $  248,465
                                            ==========

In December 31, 2003, the Company's Board of Directors accepted notice from the lessee, controlled by Duncan Burch, an officer, director and controlling shareholder, that the percentage rent due to the Company would not be paid. Accordingly, the Company recognized a charge to operations of approximately $248,465 as bad debt expense from uncollectible trade accounts receivable.

The property owned by Don, Inc. is also subject to a lease with a separate entity controlled by Duncan Burch, an officer, director and controlling shareholder of the Company. This lease expired in August 2003 and is being continued on a month-to-month basis at the final contractual rental rate of approximately $8,500 per week. The lessee has not indicated to the Company whether a new long-term lease will be negotiated on this property.

On February 14, 2003, Duncan Burch advanced the Company $140,000 for use in closing the acquisition of certain property being held for future development. This advance was non-interest bearing and due upon demand. On January 29, 2004, the Company refinanced the subject property and repaid Mr. Burch the entire $140,000 at closing of the refinancing.


NOTE E - Fair Value of Financial Instruments

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

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES

NOTE F - Concentrations of Credit Risk

The  Company  maintains  its cash  accounts  in various  financial  institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended December 31, 2003 and 2002, respectively, the various operating companies maintained deposits in these financial institutions with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses during 2003 and 2002 as a result of any of these unsecured situations.


NOTE G - Marketable Securities

Marketable securities as of December 31, 2003 and 2002 consist entirely of an investment in a money market instrument-based mutual funds and are summarized as follows:

                                                           Available    Held to
                                                Trading    for sale    Maturity
                                                ---------  ---------   ---------
December 31, 2003
   Aggregate fair value                         $ 389,919   $    --    $    --
   Gross unrealized holding gains               $   9,940   $    --    $    --
   Gross unrealized holding losses              $    --     $    --    $    --
   Amortized cost basis                         $ 379,979   $    --    $    --

December 31, 2002
   Aggregate fair value                         $ 367,093   $    --    $    --
   Gross unrealized holding gains               $    --     $    --    $    --
   Gross unrealized holding losses              $   8,867   $    --    $    --
   Amortized cost basis                         $ 375,960   $    --    $    --

The net unrealized holding gains and (losses) on trading securities which have been included in the statement of operations were approximately $9,940 and $(8,867) for the each of the respective years ended December 31, 2003 and 2002.


NOTE H - Property and Equipment

Property and equipment consists of the following at December 31, 2003 and 2002:

                                    December 31,   December 31,
                                        2003           2002       Estimated life
                                    ------------   ------------   --------------

Buildings and related improvements  $  2,174,417   $  2,095,914    15-40 years
Furniture and equipment                  812,646        881,710     5-10 years
                                    ------------   ------------
                                       2,987,063      2,977,624
Less accumulated depreciation         (2,004,640)    (1,908,244)
                                    ------------   ------------
                                         982,423      1,069,380
Land                                     741,488        741,488
                                     ------------   ------------

Net property and equipment          $  1,723,911   $  1,810,868
                                    ============   ============

Depreciation expense for the years ended December 31, 2003 and 2002 was approximately $95,221 and $99,013, respectively.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES

NOTE I - Land Held for Future Development
         Note Payable
         Loan from Officer

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

The Company paid approximately $153,800 during Calendar 2003 to service this debt.

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

In February 2004, the Company obtained permanent long-term financing to retire the $2,156,713 note payable issued at the initial closing. The new note is for a principal balance of $2,000,000 and bears interest at 6.50% for the first year and then adjusts to 1.0% above the Wall Street Journal published prime rate, rounded to the nearest 0.125%. The interest rate adjusts every 12th month, commencing on January 29, 2005. The new note requires payments of principal and accrued interest in the amount of approximately $17,426 monthly, commencing on February 29, 2004. As this is a variable interest rate note, the payments may change after the 12th payment and after every succeeding 12th payment. The new note matures on January 29, 2019. Further, the note is secured by underlying land and the separate personal guaranty of each of the Company's officers, directors and controlling shareholders; Duncan Burch and Nick Mehmeti.


NOTE J - Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2003 and 2002, respectively, are as follows:

                                                     Year ended      Year ended
                                                    December 31,    December 31,
                                                        2003            2002
                                                    ------------    ------------
     Federal:
       Current                                      $    (93,608)   $     44,861
       Deferred                                           (7,854)        154,393
                                                    ------------    ------------

                                                        (101,462)        199,254
                                                    ------------    ------------

     State:
       Current                                              --              --
       Deferred                                             --              --
                                                    ------------    ------------
                                                            --              --
                                                    ------------    ------------
       Total                                        $   (101,462)   $    199,254
                                                    ============    ============

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES

NOTE J - Income Taxes - Continued

The Company's income tax expense (benefit) for the years ended December 31, 2003 and 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                               Year ended      Year ended
                                                              December 31,    December 31,
                                                                  2003            2002
                                                              ------------    ------------
     Statutory rate applied to earnings before income taxes   $   (109,370)   $     70,799
     Increase (decrease) in income taxes resulting from:
       State income taxes                                             --              --
       Deferred income taxes                                        (7,854)        154,393
       Effect of incremental tax brackets and the
         application of business tax credits                        15,762         (25,938)
                                                              ------------    ------------
     Income tax expense                                       $   (101,462)   $    199,254
                                                              ============    ============


The deferred current tax asset and non-current deferred tax liability on December 31, 2003 and 2002, respectively, balance sheet consists of the following:

                                                              December 31,    December 31,
                                                                  2003            2002
                                                              ------------    ------------

     Non-current deferred tax liability                       $   (281,062)   $   (288,916)
                                                              ============    ============

The non-current deferred tax liability results from the usage of statutory accelerated tax depreciation and amortization methods.


NOTE K - Capital Stock Transactions

On March 19, 1998, the Company entered into a Stock Purchase Agreement (Agreement) with an unrelated individual. The Agreement contained a "second closing" clause, as amended, whereby the individual may acquire an additional 400,000 shares of restricted, unregistered common stock at a price of $1.10 per share on or before the close of business on October 18, 2004. As of December 31, 2003 and subsequent thereto, no shares of common stock have been issued in accordance with the "second closing" portion of the Agreement.


NOTE L - Commitments

The rental property owned by Don, Inc. is subject to a lease with a separate entity controlled by Duncan Burch, an officer, director and controlling shareholder of the Company. This lease expired in August 2003 and is being continued on a month-to-month basis at the final contractual rental rate of approximately $8,500 per week. The lessee has not indicated to the Company whether a new long-term lease will be negotiated on this property. The lessee is also for normal maintenance and repairs, insurance and other direct operating expenses related to the property.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES

NOTE M - Segment Information

The Company operates with a centralized management structure and has two identifiable operating segments: an adult entertainment lounge and restaurant located in Dallas, Texas and commercial rental real estate located in Dallas and Tarrant Counties, Texas. All revenues are generated operations in these geographic areas. As of December 31, 2003 and 2002, respectively, all rental revenues are derived from entities controlled by Duncan Burch, an officer, director and controlling shareholder. Approximately 18.2 and 13.8% of total revenues for 2003 and 2002, respectively, were derived from these related parties.

A summary of the Company's operating segments is as follows:

                                       Restaurant          Rental         General and
                                        facility        real estate      administrative       Total
                                     --------------    --------------    --------------   --------------
Year ended December 31, 2003
   Revenue from external customers   $    3,041,661    $         --      $         --          3,041,661
   Revenue from related parties                --             677,654              --            677,654
   Revenue (expenses) from/to
     intercompany sources                  (240,000)         (445,000)          685,000             --
   Interest income                             --                 900            12,921           13,821
   Interest expense                            --                --             154,587          154,587
   Depreciation and amortization             33,030            62,191              --             95,221
   Income tax expense (benefit)             (81,258)          (27,976)            7,772         (101,462)
   Segment assets                           265,954         1,768,733         3,045,877        5,080,564
   Fixed asset expenditures                   8,264              --                --              8,264

Year ended December 31, 2002
   Revenue from external customers   $    3,267,595    $         --      $         --     $    3,267,595
   Revenue from related parties                --             524,232              --            524,232
   Revenue (expenses) from/to
     intercompany sources                  (240,000)         (110,000)          130,000             --
   Interest income                              118             6,205            15,267           21,590
   Interest expense                            --                --               3,007            3,007
   Depreciation and amortization             40,004            59,009              --             99,013
   Income tax expense (benefit)             (73,334)          226,263            46,325          199,254
   Segment assets                           270,727         2,257,207           596,767        3,124,701
   Fixed asset expenditures                  92,655              --                --             92,655





                (Remainder of this page left blank intentionally)


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE N - Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002, respectively.
                              Quarter ended   Quarter ended    Quarter ended    Quarter ended      Year ended
                                March 31,       June 30,       September 30,     December 31,     December 31,
                              -------------   -------------    -------------    -------------    -------------
Calendar 2003
   Restaurant sales           $     867,732   $     838,764    $     835,416    $     449,749    $   3,041,661
   Rental income-
     Related party            $     161,134   $     155,775    $     126,050    $     234,695    $     677,654
   Gross profit               $     476,864   $     994,539    $     454,083    $      12,014    $   1,937,500
   Net earnings after
     provision for
     income taxes             $     107,467   $     (11,384)   $     (30,992)   $    (285,308)   $    (220,217)
   Basic and fully diluted
     earnings per share       $        0.02             nil    $       (0.01)   $       (0.05)   $       (0.04)
   Weighted average
     number of shares
     issued and outstanding       5,731,788       5,731,788        5,731,788        5,731,788        5,731,788

Calendar 2002
   Restaurant sales           $     958,171   $     885,288    $     855,893    $     568,243    $   3,267,595
   Rental income-
     Related party            $     148,195   $     138,950    $     137,775    $      99,312    $     524,232
   Gross profit               $     526,702   $     491,085    $     411,713    $     369,880    $   1,798,880
   Net earnings after
     provision for
     income taxes             $     137,032   $     109,886    $         807    $    (238,748)   $       8,977
   Basic and fully diluted
     earnings per share       $        0.02   $        0.02              nil    $       (0.04)             nil
   Weighted average
     number of shares
     issued and outstanding       5,731,788       5,731,788        5,731,788        5,731,788        5,731,788
