Form 10QSB
period 2004-03-31
MILLION DOLLAR SALOON INC
filed 2004-05-14
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)
   X     Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange
-------  Act of 1934


                  For the quarterly period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 8, 2004: 5,731,778

Transitional Small Business Disclosure Format (check one):  YES    NO X
                                                               ---   ---

                           Million Dollar Saloon, Inc.

                Form 10-QSB for the Quarter ended March 31, 2004

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           15

  Item 3 Controls and Procedures                                             18

Part II - Other Information

  Item 1 Legal Proceedings                                                   18

  Item 2 Changes in Securities                                               18

  Item 3 Defaults Upon Senior Securities                                     19

  Item 4 Submission of Matters to a Vote of Security Holders                 19

  Item 5 Other Information                                                   19

  Item 6 Exhibits and Reports on Form 8-K                                    19


Signatures                                                                  19

Part I
Item 1 - Financial Statements

                  Million Dollar Saloon, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             March 31, 2004 and 2003

                                   (Unaudited)
                                                     March 31,       March 31,
                                                        2004            2003
                                                    -----------     -----------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                         $   326,840     $   323,187
   Marketable securities                                 42,514         372,231
   Accounts receivable - trade and other                  8,500         103,770
   Federal income tax refund receivable                 145,000            --
   Inventory                                             34,377          48,086
   Prepaid expenses                                      45,056          71,872
                                                    -----------     -----------

     Total current assets                               602,287         919,146
                                                    -----------     -----------


Property and Equipment - At Cost
   Buildings and related improvements                 2,095,914       2,095,914
   Furniture and equipment                              891,150         881,710
                                                    -----------     -----------
                                                      2,987,064       2,977,624
   Less accumulated depreciation                     (2,026,483)     (1,930,924)
                                                    -----------     -----------
                                                        960,581       1,046,700
   Land                                                 741,488         741,488
                                                    -----------     -----------

     Net property and equipment                       1,702,069       1,788,188
                                                    -----------     -----------


Other Assets
   Land held for future development                   2,649,786       2,649,786
   Deposits and other                                     1,725           1,725
                                                    -----------     -----------

     Total other assets                               2,651,511       2,651,511
                                                    -----------     -----------

Total Assets                                        $ 4,955,867     $ 5,358,845
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

                  Million Dollar Saloon, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                             March 31, 2004 and 2003

                                   (Unaudited)
                                                         March 31,    March 31,
                                                           2004         2003
                                                        ----------   ----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Note payable                                         $     --     $2,156,714
   Current maturities of long-term debt                     82,356
   Loan from officer                                          --        140,000
   Accounts payable - trade                                 21,089       38,894
   Accrued liabilities                                      79,265       62,159
   Federal income taxes payable                            114,354       53,500
   Tenant deposits                                           6,500        6,500
                                                        ----------   ----------

     Total current liabilities                             303,564    2,457,767
                                                        ----------   ----------


Long-Term Liabilities
   Mortgage note payable - long-term portion             1,834,783         --
   Deferred tax liability                                  281,062      288,916
                                                        ----------   ----------

     Total liabilities                                   2,419,409    2,746,683
                                                        ----------   ----------
Commitments and Contingencies

Shareholders' Equity
   Preferred stock - $0.001 par value
     5,000,000 shares authorized
     None issued and outstanding                              --           --
   Common stock - $0.001 par value
     50,000,000 shares authorized
     5,731,778 shares issued and outstanding                 5,732        5,732
   Retained earnings                                     2,530,726    2,606,430
                                                        ----------   ----------

     Total shareholders' equity                          2,536,458    2,612,162
                                                        ----------   ----------

Total Liabilities and Shareholders' Equity              $4,955,867   $5,358,845
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


                  Million Dollar Saloon, Inc. and Subsidiaries
                        Consolidated Statements of Income
                   Three months ended March 31, 2004 and 2003

                                   (Unaudited)

                                                      Three months    Three months
                                                         ended           ended
                                                       March 31,        March 31,
                                                          2004            2003
                                                      ------------    ------------
Revenues
   Bar and restaurant sales                           $  1,046,488    $    867,732
   Rental income                                           126,613         161,134
                                                      ------------    ------------
     Total revenues                                      1,173,101       1,028,866
                                                      ------------    ------------

Cost of Sales - Bar and Restaurant Operations              546,655         476,864
                                                      ------------    ------------

Gross Profit                                               626,446         552,002
                                                      ------------    ------------

Operating Expenses
   General and administrative expenses                     240,865         372,795
   Depreciation and amortization                            21,840          22,680
                                                      ------------    ------------
     Total operating expenses                              262,705         395,475
                                                      ------------    ------------

Income from Operations                                     363,741         156,527

Other Income (Expenses)
   Interest and other miscellaneous                          2,593           4,431
   Unrealized gain on marketable securities                   --             1,059
                                                      ------------    ------------

Income before Income Taxes                                 366,334         162,467

Income Tax (Expense) Benefit
   Currently payable                                      (114,354)        (55,000)
   Deferred                                                   --              --
                                                      ------------    ------------

Net Income                                                 251,980         107,467

Other Comprehensive Income                                    --              --
                                                      ------------    ------------

Comprehensive Income                                  $    251,980    $    107,467
                                                      ============    ============

Earnings per share of common stock outstanding,
   computed on net income - basic and fully diluted   $       0.04    $       0.02
                                                      ============    ============

Weighted-average number of shares outstanding            5,731,778       5,731,778
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


                  Million Dollar Saloon, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2004 and 2003

                                   (Unaudited)

                                                             Three months    Three months
                                                                ended           ended
                                                               March 31,       March 31,
                                                                 2004            2003
                                                             ------------    ------------
Cash Flows from Operating Activities
   Net income                                                $    251,980    $    107,467
   Adjustments to reconcile net income to
     net cash provided  by operating activities
       Depreciation and amortization                               21,840          22,680
       Unrealized loss on marketable securities                      --            (1,509)
       (Increase) decrease in
         Accounts receivable - trade and other                       --           (35,242)
         Inventory                                                 (9,025)           --
         Prepaid expenses                                         (41,516)        (28,129)
       Increase (decrease) in
         Accounts payable and other liabilities                  (111,454)       (214,037)
         Federal income taxes payable                             114,354          55,000
         Unearned revenues                                           --            (9,500)
                                                             ------------    ------------

     Net cash provided by operating activities                    226,179        (103,270)
                                                             ------------    ------------

Cash Flows from Investing Activities
   Purchases of property and equipment                               --              --
   Cash received from sale of marketable securities               347,405            --
   Cash paid for marketable securities                               --            (3,629)
   Cash paid for land held for future development                    --          (493,072)
                                                             ------------    ------------

     Net cash used in investing activities                        347,405        (496,701)
                                                             ------------    ------------


Cash Flows from Financing Activities
   Principal paid on long-term mortgage note payable             (239,575)           --
   Cash received (paid) on note payable to officer               (140,000)        140,000
                                                             ------------    ------------

     Net cash provided by financing activities                   (379,575)        140,000
                                                             ------------    ------------

Increase in Cash and Cash Equivalents                             194,009        (459,971)

Cash at beginning of period                                       132,831         783,157
                                                             ------------    ------------

Cash at end of period                                        $    326,840    $    323,186
                                                             ============    ============

Supplemental Disclosures of Interest and Income Taxes Paid
     Interest paid during the period                         $     20,473    $     22,034
                                                             ============    ============
     Income taxes paid (refunded)                            $       --      $       --
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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2003. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2004.

These financial statements reflect the books and records of Million Dollar Saloon, Inc., Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for the three months ended March 31, 2004 and 2003, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.

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

7.   Earnings per share
     ------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements. Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income (loss) position at the calculation date. At March 31, 2004 and 2003, respectively, the Company had no outstanding stock options, stock warrants and/or convertible debt or equity issues which would be considered dilutive.


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

In March 2004, the Company received the required supporting documentation from the lessee to validate the percentage rents due for Calendar 2002 and through July 31, 2003, which caused a significant upward revision of our estimate for amounts due in Calendar 2002, which was adjusted during the 4th quarter of Calendar 2003. As of July 31, 2003, the lessee owed percentage rent as follows:

                        Year ended
                       December 31,                          Amount due
                       ------------                          ----------
                           2001                              $   42,952
                           2002                                  98,000
                           2003                                 07,513
                                                             ----------
                                                             $  248,465
                                                             ==========

In December 31, 2003, the Company's Board of Directors accepted notice from the lessee, controlled by Duncan Burch, an officer, director and controlling shareholder, that the percentage rent due to the Company would not be paid. Accordingly, the Company recognized a charge to operations of approximately $248,465 as bad debt expense from uncollectible trade accounts receivable on December 31, 2003.

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


NOTE F - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the three months ended March 31, 2003 and 2002, respectively, the various operating companies had deposits in financial institutions with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses during Calendar 2002, Calendar 2003 and through March 31, 2004 as a result of any of these unsecured situations.


NOTE G - Marketable Securities

Marketable securities as of March 31, 2004 and 2003 consist entirely of an investment in a money market instrument- based mutual funds and are summarized as follows:

                                                 Available    Held to
                                      Trading    for sale    Maturity
                                     ---------   ---------   ---------
March 31, 2004
--------------
   Aggregate fair value              $  42,514   $    --     $    --
   Gross unrealized holding gains    $    --     $    --     $    --
   Gross unrealized holding losses   $    --     $    --     $    --
   Amortized cost basis              $  42,514   $    --     $    --

March 31, 2003
--------------
   Aggregate fair value              $ 372,231   $    --     $    --
   Gross unrealized holding gains    $   1,509   $    --     $    --
   Gross unrealized holding losses   $    --     $    --     $    --
   Amortized cost basis              $ 370,722   $    --     $    --


The net unrealized holding gains and losses on trading securities which have been included in the statement of operations were approximately $-0- and $1,509 for the three months ended March 31, 2004 and 2003, respectively.

                  Million Dollar Saloon, Inc. and Subsidiaries

NOTE H - Property and Equipment

Property and equipment consists of the following at March 31, 2004 and 2003, respectively.

                                      March 31,      March 31,
                                        2004           2003       Estimated life
                                     -----------    -----------   --------------

Buildings and related improvements     2,095,914      2,095,914     15-40 years
Furniture and equipment                  891,150        881,710     5-10 years
                                     -----------    -----------

                                       2,987,064      2,977,624
Less accumulated depreciation         (2,026,483)    (1,930,924)
                                     -----------    -----------

                                         960,581      1,046,700
Land                                     741,488        741,488
                                     -----------    -----------

Net property and equipment           $ 1,702,069    $ 1,810,868
                                     ===========    -----------

Depreciation expense for the three months ended March 31, 2004 and 2003 was approximately $21,840 and $22,680, respectively.


NOTE I - Land Held for Future Development
         Note Payable
         Loan from Officer
         Long-term Mortgage Note Payable

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

On January 29, 2004, the Company obtained permanent long-term financing to retire the $2,156,713 note payable issued at the initial closing. The new note is for a principal balance of $2,000,000 and bears interest at 6.50% for the first year and then adjusts to 1.0% above the Wall Street Journal published prime rate, rounded to the nearest 0.125%. The interest rate adjusts every 12th month, commencing on January 29, 2005. The new note requires payments of principal and accrued interest in the amount of approximately $17,426 monthly, commencing on February 29, 2004. As this is a variable interest rate note, the payments may change after the 12th payment and after every succeeding 12th payment. The new note matures on January 29, 2019. Further, the note is secured by underlying land and the separate personal guaranty of each of the Company's officers, directors and controlling shareholders; Duncan Burch and Nick Mehmeti.

                  Million Dollar Saloon, Inc. and Subsidiaries

NOTE J - Income Taxes

The components of income tax expense (benefit) for the three months ended March 31, 2004 and 2003, respectively, are as follows:

                                                  Three months     Three months
                                                     ended            ended
                                                 March 31, 2004   March 31, 2003
                                                 --------------   --------------
     Federal:
       Current                                   $      114,354   $       55,000
       Deferred                                            --               --
                                                 --------------   --------------
                                                        114,354           55,000
                                                 --------------   --------------
     State:
       Current                                             --               --
       Deferred                                            --               --
                                                 --------------   --------------
                                                           --               --
                                                 --------------   --------------

       Total                                     $      114,354   $       55,000
                                                 ==============   ==============

The Company's income tax expense (benefit) for the three months ended March 31, 2004 and 2003, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                               Three months      Three months
                                                                   ended             ended
                                                              March 31, 2004    March 31, 2003
                                                              --------------    --------------
     Statutory rate applied to earnings before income taxes   $      124,554    $       55,239
     Increase (decrease) in income taxes resulting from:
       State income taxes                                               --                --
       Deferred income taxes                                            --                --
       Effect of incremental tax brackets and the
         application of business tax credits                         (10,200)             (239)
                                                              --------------    --------------

     Income tax expense                                       $      114,354    $       55,000
                                                              ==============    ==============

The deferred current tax asset and non-current deferred tax liability on March 31, 2004 and 2003, respectively, balance sheet consists of the following:

                                                        March 31,    March 31,
                                                           2004         2003
                                                        ---------    ---------

     Non-current deferred tax liability                 $(281,062)   $(288,916)
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

                                        Restaurant         Rental         General and
                                        facility         real estate     administrative         Total
                                     --------------    --------------    --------------    --------------
Three months ended March 31, 2004
   Revenue from external customers   $    1,046,488    $         --      $         --      $    1,046,488
   Revenue from related parties                --             126,613              --             126,613
   Revenue (expenses) from/to
     intercompany sources                   (60,000)          (32,768)           92,768              --
   Interest income                             --                --               2,593             2,593
   Interest expense                            --                --              20,473            20,473
   Depreciation and amortization              7,014            14,826              --              21,840
   Income tax expense (benefit)              51,196            80,778           (17,620)          114,354
   Segment assets                           483,028         1,774,370         2,698,469         4,955,867
   Fixed asset expenditures                    --                --                --                --

Three months ended March 31, 2003
   Revenue from external customers   $      867,732    $         --      $         --      $      867,732
   Revenue from related parties                --             161,134              --             161,134
   Revenue (expenses) from/to
     intercompany sources                   (60,000)         (120,000)          180,000              --
   Interest income                             --                 790             3,641             4,431
   Interest expense                              16              --              22,018            22,034
   Depreciation and amortization              7,928            14,752              --              22,680
   Income tax expense (benefit)              31,240            29,465            (5,705)           55,000
   Segment assets                           514,386         1,816,141         3,028,318         5,358,845
   Fixed asset expenditures                    --                --           2,649,786         2,649,786

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(8)  Caution Regarding Forward-Looking Information

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

(9)  Results of Operations

Three  months  ended March 31, 2004 as compared to three  months ended March 31,
2003

Bar and restaurant sales increased by approximately $179,000 (or 20.6)% in the three months ended March 31, 2004. Bar and restaurant sales were approximately $1,046,000 for the three months ended March 31, 2004 as compared to approximately $868,000 for the three months ended March 31, 2003. The increase over the comparable period from the preceding year is directly attributable to overall fluctuations in visitor traffic to the Dallas-Ft. Worth Metroplex and the effects of shifts in economic and ethnic populations in the immediate geographical area of the Company's location. While the Company's facility holds a valid "sexually oriented business" license issued by the City of Dallas, Texas; the City of Dallas, Texas continues to pursue vigorous enforcement of its Sexually Oriented Business Ordinance. This Ordinance restricts the attire and dancing activities at the Company's Million Dollar Saloon, and other local adult cabarets, which has resulted in unpredictable fluctuations in patron attendance at the Company's facilities.

The Company's operating location, when originally built, was in one of the dynamic retail and entertainment corridors within the City of Dallas, Texas. At the current time, the expansion of the City into other geographic areas has contributed to a diversification of retail and entertainment districts within the City. These newer areas have received better reception from the patronage traffic than the Company's current location which has suffered from City neglect in infrastructure maintenance, the introduction of economically depressed foot traffic as a result of available mass transit facilities and a shift in economic and ethnic population in the immediate vicinity of the Company's club.

While the City of Dallas' efforts against the Company's principal business activity, the lack of efforts by the City of Dallas to maintain a degree of economic and ethnic diversity and prosperity in the vicinity of the Company's facility may contribute to further revenue deterioration in future periods.

Management's continues to direct it's efforts towards customer service and increasing sales through effective marketing and advertising methods to maintain and increase its bar and restaurant patronage and comply with current regulatory conditions and environment.

The Company's rental income decreased by approximately $34,000 to approximately $127,000 for the three months ended March 31, 2004 as compared to approximately $161,000 in the same period of Calendar 2003. All of the leases were/ are with entities controlled by Duncan Burch, one of the Company's controlling shareholders. On January 30, 2001, the Company's Board of Directors approved an amendment to the lease agreement covering the property owned by Corporation Lex, a Company subsidiary. The amendment provided that effective January 1, 2001, the base rental was reduced from $4,750 per week to $1,000 per week. Additionally, the amended lease provided that the Company, as landlord, shall receive 10% of the gross revenues generated from the business located at the property, less State Liquor and State Sales Taxes, payable quarterly, with a minimum weekly payment of $1,000 which will be credited against the quarterly percentage rent due. During 2003 and 2002, approximately $31,000 and $52,000 of lease payments were received by the Company for this property.

In March 2004, the Company received the required supporting documentation from the lessee to validate the percentage rents due for Calendar 2002 and through July 31, 2003. This previously unprovided information caused a significant upward revision of our estimate for amounts due for percentage rent in Calendar 2002, which was recognized as a 4th quarter 2003 event in our financial statements, given the events discussed in subsequent paragraphs. As of July 31, 2003, the lessee owed percentage rent as follows:

                Year ended
               December 31,           Amount due
               ------------           ----------
                   2001               $   42,952
                   2002                   98,000
                   2003                  107,513
                                      ----------
                                      $  248,465

In December 2003, the Company's Board of Directors accepted notice from the lessee, an entity controlled by Duncan Burch, an officer, director and controlling shareholder, that the percentage rent due to the Company would not be paid. Accordingly, the Company recognized a charge to operations on December 31, 2003 of approximately $248,465 as bad debt expense from uncollectible trade accounts receivable.

At the present time, this property is vacant and available for lease. Management is uncertain of the future use or ability to obtain a suitable tenant on this property.

Our rental real estate owned by Don, Inc. is also subject to a lease with a separate entity controlled by Duncan Burch, an officer, director and controlling shareholder of the Company. This lease expired in August 2003 and is being continued on a month-to-month basis at the final contractual rental rate of approximately $8,500 per week..The Company has been advised that the tenant does not intend to renew the Fort Worth lease with the current terms. Instead, the tenant has requested to renegotiate the lease terms. As of the date of this filing, no formal lease has been negotiated. There can be no assurance that the Company will be able to obtain terms similar to the current lease or that tenant will agree to the terms of a new lease.

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

Cost of sales increased to approximately $547,000 for the three months ended March 31, 2004 as compared to approximately $477,000 for the same period of 2003. Gross profit percentages remain relatively constant at 53.40% (approximately $626,000) for the three months ended March 31, 2004 versus 53.65% (approximately $552,000) for the three months ended March 31, 2003. Fluctuations in the Company's gross profit percentages react to and parallel the key areas of management focus for cost of sales expenditure control - principally personnel staffing levels and food and beverage costs. These areas, specifically cost controls over purchasing, inventory management protocols and labor management, are continuously monitored to maintain the Company's gross profit percentages.

General and administrative expenses were approximately $240,865 for the three months ended March 31, 2004 as compared to approximately $373,000 for the comparable period of 2002. The decrease was attributable to the lack of expenditures related to professional fees for investigation of possible business acquisition targets and legal expenses as a result of ongoing litigation and issues related to the City of Dallas Sexually Oriented Business Ordinance. Further, the Company experienced increases in executive compensation during 2002 which payments to our executive and operating officers have continued at consistent levels as noted in our Form 10-KSB for the year ended December 31, 2003 through the current date. The Company anticipates relatively constant expenditure levels for general operating expenses in future periods and management continues to monitor its expenditure levels to achieve optimum financial results.

During 2003, the Company expended approximately $328,200 in legal and professional fees (approximately $189,300 - legal and approximately $138,900 - auditing) for due diligence procedures related to a proposed acquisition by the Company of certain businesses and properties owned by Duncan Burch and Nick Mehmeti, personally, or by entities owned or controlled by Mr. Burch or Mr. Mehmeti. The Company has discontinued all activity related to this proposed acquisition.

Net income before income taxes was approximately $366,000 for the three months ended March 31, 2004 versus approximately $162,400 for the three months ended March 31, 2003. After-tax net income increased by approximately $145,000 from approximately $107,000 for the three months ended March 31, 2003 to approximately $252,000 for the same period ended March 31, 2004. The Company experienced earnings per share of approximately $0.04 and $0.02 for each of the respective three month periods ended March 31, 2004 and 2003, respectively.

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

(3)  Liquidity

As of March 31, 2003, December 31, 2003 and March 31, 2002, the Company has working capital of approximately $299,000, $347,000 and $618,000 (exclusive of a note payable which was refinanced on January 29, 2004), respectively. The Company achieved positive (negative) cash flows from operations of approximately $226,000 and $(103,000) for the three months ended March 31, 2004 and 2003, respectively, as compared to $(276,000) for the year ended December 31, 2003.

The deterioration of the Company's working capital is directly related to the cash expended to acquire land for future development and for Calendar 2003 expenditures related to the abandoned acquisition efforts on facilities owned and/or controlled by the Company's controlling shareholders; Duncan Burch and Nick Mehmeti.

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

The Company paid approximately $153,800 during Calendar 2003 to service the initial short-term debt.

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


Part II - Other Information

Item 1 - Legal Proceedings

Case No. 3-00-CV-2500-H; Adventure Plus, Inc., Millennium Restaurant Group, Inc., D/B/A Cabaret Royale, et al. v. City of Dallas, Inc.; United States District Court, Northern District of Texas, Dallas Division

     This is an action where the Company is contesting the constitutionality of certain provisions of a Dallas Municipal Ordinance which impacts its license to do business as an adult cabaret. The Company is of the opinion that it will prevail on its constitutional claims. In August, 2001, the City amended the contested provisions of the ordinance; however, there still remain certain constitutional infirmities, and the Company is of the opinion that the ordinance remains subject to constitutional challenge and will have no adverse impact on the Company's operations. In March 2004, the City agreed to further amend pertinent portions of the ordinance in an attempt to resolve the constitutional infirmities. The case is not set for trial.

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

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

    Exhibits

      31.1  Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
      32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

    Reports on Form 8-K
      None

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MILLION DOLLAR SALOON, INC.

Dated: May 8, 2004                                        /s/ Nick Mehmeti
       -----------                                   ---------------------------
                                                                    Nick Mehmeti
                                                        Chief Executive Officer,
                                                     Chief Financial Officer and
                                                                    and Director