Form 10QSB
period 2004-06-30
MILLION DOLLAR SALOON INC
filed 2004-08-10
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange
-------  Act of 1934


                  For the quarterly period ended June 30, 2004

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


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 7, 2004: 5,731,778
                                          -------------------------

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                           Million Dollar Saloon, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2004

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         15

  Item 3   Controls and Procedures                                           18

Part II - Other Information

  Item 1   Legal Proceedings                                                 18

  Item 2   Changes in Securities                                             19

  Item 3   Defaults Upon Senior Securities                                   19

  Item 4   Submission of Matters to a Vote of Security Holders               19

  Item 5   Other Information                                                 19

  Item 6   Exhibits and Reports on Form 8-K                                  19


Signatures                                                                   19

Part I
Item 1 - Financial Statements

                  Million Dollar Saloon, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             June 30, 2004 and 2003

                                   (Unaudited)

                                                 June 30, 2004    June 30, 2003
                                                 -------------    -------------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                      $     385,763    $     227,480
   Marketable securities                                42,890          380,512
   Accounts receivable - trade                           8,500          133,770
   Federal income tax refunds receivable               145,000             --
   Inventory                                            34,377           34,377
   Prepaid expenses                                     73,740          109,687
                                                 -------------    -------------

     Total current assets                              690,270          885,826
                                                 -------------    -------------


Property and Equipment - At Cost
   Buildings and related improvements                2,095,915        2,096,714
   Furniture and equipment                             891,149          889,699
                                                 -------------    -------------
                                                     2,987,064        2,986,413
   Less accumulated depreciation                    (2,048,174)      (1,953,623)
                                                 -------------    -------------
                                                       938,890        1,032,790
   Land                                                741,488          741,488
                                                 -------------    -------------

     Net property and equipment                      1,680,378        1,774,278
                                                 -------------    -------------


Other Assets
   Land held for future development                  2,649,786        2,649,786
   Deposits and other                                    1,725            1,725
                                                 -------------    -------------

     Total other assets                              2,651,511        2,651,511
                                                 -------------    -------------

Total Assets                                     $   5,022,159    $   5,311,615
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


                  Million Dollar Saloon, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                             June 30, 2004 and 2003

                                   (Unaudited)

                                                                June 30, 2004   June 30, 2003
                                                                -------------   -------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Note payable                                                 $        --     $   2,156,714
   Current maturities of long-term mortgage note payable               62,421            --
   Loan from officer                                                     --           140,000
   Accounts payable - trade                                            14,609          35,259
   Accrued liabilities                                                 49,559          49,954
   Federal income taxes payable                                       160,000          33,494
   Tenant deposits                                                      6,500           6,500
                                                                -------------   -------------

     Total current liabilities                                        293,089       2,421,921
                                                                -------------   -------------


Long-Term Liabilities
   Long-term mortgage note payable, net of current maturities        1,834,783            --
   Deferred tax liability                                             281,062         288,916
                                                                -------------   -------------

     Total liabilities                                              2,408,934       2,710,837
                                                                -------------   -------------


Commitments and Contingencies


Shareholders' Equity
   Preferred stock - $0.001 par value
     5,000,000 shares authorized
     None issued and outstanding                                         --              --
   Common stock - $0.001 par value
     50,000,000 shares authorized
     5,731,778 shares issued and outstanding                            5,732           5,732
   Retained earnings                                                2,607,493       2,595,046
                                                                -------------   -------------

     Total shareholders' equity                                     2,613,225       2,600,778
                                                                -------------   -------------

Total Liabilities and Shareholders' Equity                      $   5,022,159   $   5,311,615
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


                  Million Dollar Saloon, Inc. and Subsidiaries
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                Six and Three months ended June 30, 2004 and 2003

                                   (Unaudited)

                                                Six months       Six months      Three months    Three months
                                                  ended            ended            ended            ended
                                              June 30, 2004    June 30, 2003    June 30, 2004    June 30, 2003
                                              -------------    -------------    -------------    -------------
Revenues
   Bar and restaurant sales                   $   1,998,474    $   1,706,496    $     951,986    $     838,764
   Rental income                                    237,113          316,909          110,500          155,755
                                              -------------    -------------    -------------    -------------
     Total revenues                               2,235,587        2,023,405        1,062,486          994,539
                                              -------------    -------------    -------------    -------------

Cost of Sales - Bar and
   Restaurant Operations                          1,054,285          958,498          507,630          481,634
                                              -------------    -------------    -------------    -------------

Gross Profit                                      1,181,302        1,064,907          554,856          512,905
                                              -------------    -------------    -------------    -------------

Operating Expenses
   General and administrative expenses              651,992          882,774          411,127          509,979
   Depreciation and amortization                     43,532           45,379           21,692           22,699
                                              -------------    -------------    -------------    -------------
     Total operating expenses                       695,524          928,153          432,819          532,678
                                              -------------    -------------    -------------    -------------

Income (Loss) from Operations                       485,778          136,754          122,037          (19,773)

Other Income (Expenses)
   Interest and other miscellaneous                   2,969            7,867              376            3,436
   Unrealized gain on marketable securities            --              6,462             --               --
                                              -------------    -------------    -------------    -------------

Income (Loss) before Income Taxes                   488,747          151,083          122,413          (11,384)

Income Tax (Expense) Benefit
   Currently payable                               (160,000)         (55,000)         (45,646)            --
   Deferred                                            --               --               --               --
                                              -------------    -------------    -------------    -------------

Net Income (Loss)                                   328,747           96,083           76,767          (11,384)

Other Comprehensive Income                             --               --               --               --
                                              -------------    -------------    -------------    -------------

Comprehensive Income (Loss)                   $     328,747    $      96,083    $      76,767    $     (11,384)
                                              =============    =============    =============    =============

Earnings per share of common stock
   outstanding, computed on net income
   - basic and fully diluted                  $        0.06    $        0.02    $        0.01    $        0.00
                                              =============    =============    =============    =============

Weighted-average number
   of shares outstanding                          5,731,778        5,731,778        5,731,778        5,731,778
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


                  Million Dollar Saloon, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2004 and 2003

                                   (Unaudited)

                                                               Six months       Six months
                                                                 ended            ended
                                                             June 30, 2004    June 30, 2003
                                                             -------------    -------------
Cash Flows from Operating Activities
   Net income                                                $     328,747    $      96,083
   Adjustments to reconcile net income to
     net cash provided  by operating activities
       Depreciation and amortization                                43,532           45,379
       Unrealized loss on marketable securities                       --             (6,462)
       (Increase) decrease in
         Accounts receivable - trade and other                        --            (65,242)
         Inventory                                                  (9,025)          13,710
         Prepaid expenses                                          (70,200)         (65,944)
       Increase (decrease) in
         Accounts payable and other liabilities                   (147,641)        (229,877)
         Federal income taxes payable                              160,000           34,994
         Unearned revenues                                            --             (9,500)
                                                             -------------    -------------

     Net cash provided by operating activities                     305,413          (186,859)
                                                             -------------    -------------


Cash Flows from Investing Activities
   Purchases of property and equipment                                --             (8,789)
   Cash received from sale of marketable securities                347,029             --
   Cash paid for land held for future development                     --           (493,072)
                                                             -------------    -------------

     Net cash used in investing activities                         347,029         (501,861)
                                                             -------------    -------------


Cash Flows from Financing Activities
   Principal paid on long-term mortgage note payable              (259,210)            --
   Cash received on note payable to officer                       (140,000)         140,000
   Cash paid for marketable securities                                --             (6,957)
                                                             -------------    -------------

     Net cash provided by financing activities                    (399,510)         133,043
                                                             -------------    -------------

Increase in Cash and Cash Equivalents                              252,932         (555,677)

Cash at beginning of period                                        132,831          783,157
                                                             -------------    -------------

Cash at end of period                                        $     385,763    $     227,480
                                                             =============    =============

Supplemental Disclosures of Interest and Income Taxes Paid
     Interest paid during the period                         $      52,816    $      20,006
                                                             =============    =============
     Income taxes paid (refunded)                            $        --      $        --
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

These financial statements reflect the books and records of Million Dollar Saloon, Inc., Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for the six and three months ended June 30, 2004 and 2003, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.

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

     At June 30, 2004 and 2003, the Company had no common stock equivalents outstanding.


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

Since January 1, 2001, the renegotiated lease between Corporation Lex and the entity controlled by Duncan Burch contained a percentage rent clause whereby Corporation Lex would receive a base rental equal to 10% of the gross revenues generated from the business located at the property, less State Liquor and State Sales Taxes, payable quarterly, with a minimum weekly payment of $1,000 which will be credited against the quarterly percentage rent due. The minimum weekly rent payment shall not be less than $1,000 per week. During Calendar 2003 and 2002, approximately $31,000 and $52,000 of lease payments were received by the Company for this property.

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


NOTE F - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the six months ended June 30, 2003 and 2002, respectively, the various operating companies had deposits in financial institutions with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses during Calendar 2002, Calendar 2003 and through June 30, 2004 as a result of any of these unsecured situations.


NOTE G - Marketable Securities

Marketable securities as of June 30, 2004 and 2003 consist entirely of an investment in a money market instrument-based mutual funds and are summarized as follows:

                                                          Available    Held to
                                               Trading    for sale    Maturity
                                              ---------   ---------   ---------
June 30, 2004
   Aggregate fair value                       $  42,890   $    --     $    --
   Gross unrealized holding gains             $    --     $    --     $    --
   Gross unrealized holding losses            $    --     $    --     $    --
   Amortized cost basis                       $  42,890   $    --     $    --
June 30, 2003
   Aggregate fair value                       $ 374,050   $    --     $    --
   Gross unrealized holding gains             $   6,462   $    --     $    --
   Gross unrealized holding losses            $    --     $    --     $    --
   Amortized cost basis                       $ 380,512   $    --     $    --

The net unrealized holding gains and losses on trading securities which have been included in the statement of operations were approximately $-0- and $6,462 for the six months ended June 30, 2004 and 2003, respectively.

                  Million Dollar Saloon, Inc. and Subsidiaries

NOTE H - Property and Equipment

Property and equipment consists of the following at June 30, 2004 and 2003, respectively.

                                      June 30,       June 30,
                                        2004           2003       Estimated life
                                    -----------    -----------    --------------

Buildings and related improvements  $ 2,095,913    $ 2,096,714      15-40 years
Furniture and equipment                 891,150        889,699       5-10 years
                                    -----------    -----------

                                      2,987,063      2,986,413
Less accumulated depreciation        (2,048,174)    (1,953,623)
                                    -----------    -----------

                                        938,889      1,032,790
Land                                    741,488        741,488
                                    -----------    -----------

Net property and equipment          $ 1,680,377    $ 1,774,278
                                    ===========    ===========

Depreciation expense for the six months ended June 30, 2004 and 2003 was approximately $43,532 and $45,379, respectively.


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

                  Million Dollar Saloon, Inc. and Subsidiaries

NOTE J - Income Taxes

The components of income tax expense (benefit) for the six months ended June 30, 2004 and 2003, respectively, are as follows:
                                                     Six months      Six months
                                                       ended           ended
                                                   June 30, 2004   June 30, 2003
                                                   -------------   -------------
     Federal:
       Current                                     $     160,000   $      55,000
       Deferred                                             --              --
                                                   -------------   -------------
                                                         160,000          55,000
                                                   -------------   -------------
     State:
       Current                                              --              --
       Deferred                                             --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------

       Total                                       $     160,000   $      55,000
                                                   =============   =============

The Company's income tax expense (benefit) for the six months ended June 30, 2004 and 2003, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                           Six months       Six months
                                                             ended            ended
                                                         June 30, 2004    June 30, 2003
                                                         -------------    -------------
Statutory rate applied to earnings before income taxes   $     166,173    $      51,368
Increase (decrease) in income taxes resulting from:
  State income taxes                                              --               --
  Deferred income taxes                                           --               --
  Effect of incremental tax brackets and the
    application of business tax credits                         (6,173)           3,632
                                                         -------------    -------------

Income tax expense                                       $     160,000    $      55,000
                                                         =============    =============

The deferred current tax asset and non-current deferred tax liability on June 30, 2004 and 2003, respectively, balance sheet consists of the following:

                                                         June 30,     June 30,
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


NOTE M - Segment Information

The Company operates with a centralized management structure and has two identifiable operating segments: an adult entertainment lounge and restaurant located in Dallas, Texas and commercial rental real estate located in Dallas and Tarrant Counties, Texas. All revenues are generated operations in these geographic areas. As of June 30, 2004 and 2003, respectively, all rental revenues are derived from entities controlled by a Company controlling shareholder, officer and director. Approximately 18.2 and 13.8% of total revenues for Calendar 2003 and 2002, respectively, were derived from these related parties.

                                       Restaurant          Rental         General and
                                        facility         real estate     administrative       Total
                                     --------------    --------------    --------------   --------------
Six months ended June 30, 2004
   Revenue from external customers   $    1,998,474    $         --      $         --     $    1,998,474
   Revenue from related parties                --             237,113              --            237,113
   Revenue (expenses) from/to
     intercompany sources                  (120,000)         (127,868)          247,868             --
   Interest income                             --                --               2,969            2,696
   Interest expense                            --                --              52,816           52,816
   Depreciation and amortization             14,028            29,504              --             43,532
   Income tax expense (benefit)              65,565            25,474            68,961          160,000
   Segment assets                           581,397           973,178         3,467,584        5,022,159
   Fixed asset expenditures                    --                --                --               --

Six months ended June 30, 2003
   Revenue from external customers   $    1,706,496    $         --      $         --     $    1,706,496
   Revenue from related parties                --             316,909              --            316,909
   Revenue (expenses) from/to
     intercompany sources                  (120,000)         (185,000)          305,000             --
   Interest income                             --                 886             6,981            7,867
   Interest expense                            --                --              66,054           66,054
   Depreciation and amortization             15,897            29,482              --             45,379
   Income tax expense (benefit)              28,220            22,210             4,570           55,000
   Segment assets                           494,037         1,780,968         3,036,610        5,311,615
   Fixed asset expenditures                   8,789              --           2,649,786        2,658,575

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

(2)  Results of Operations

Six months ended June 30, 2004 as compared to six months ended June 30, 2003
----------------------------------------------------------------------------

Bar and restaurant sales increased by approximately $292,000 (or 17.1)% in the six months ended June 30, 2004. Bar and restaurant sales were approximately
$1,998,500 for the six months ended June 30, 2004 as compared to approximately $1,706,500 for the six months ended June 30, 2003. The increase over the comparable period from the preceding year is directly attributable to overall fluctuations in visitor traffic to the Dallas-Ft. Worth Metroplex during the first quarter of Calendar 2004 and the effects of shifts in economic and ethnic populations in the immediate geographical area of the Company's location. While the Company's facility holds a valid "sexually oriented business" license issued by the City of Dallas, Texas; the City of Dallas, Texas continues to pursue vigorous enforcement of its Sexually Oriented Business Ordinance. This Ordinance restricts the attire and dancing activities at the Company's Million Dollar Saloon, and other local adult cabarets, which has resulted in unpredictable fluctuations in patron attendance at the Company's facilities.

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

The Company's rental income decreased by approximately $80,000 to approximately $237,000 for the six months ended June 30, 2004 as compared to approximately $317,000 in the same period of Calendar 2003. All of the leases were/are with entities controlled by Duncan Burch, one of the Company's controlling shareholders. On January 30, 2001, the Company's Board of Directors approved an amendment to the lease agreement covering the property owned by Corporation Lex, a Company subsidiary. The amendment provided that effective January 1, 2001, the base rental was reduced from $4,750 per week to $1,000 per week. Additionally, the amended lease provided that the Company, as landlord, shall receive 10% of the gross revenues generated from the business located at the property, less State Liquor and State Sales Taxes, payable quarterly, with a minimum weekly payment of $1,000 which will be credited against the quarterly percentage rent due. During Calendar 2003 and 2002, approximately $31,000 and $52,000 of lease payments were received by the Company for this property.

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

Cost of sales increased to approximately $1,054,000 for the six months ended June 30, 2004 as compared to approximately $958,000 for the same period of 2003. Gross profit percentages remain relatively constant at 52.84% (approximately $1,181,000) for the six months ended June 30, 2004 versus 52.63% (approximately $1,065,000) for the six months ended June 30, 2003. Fluctuations in the Company's gross profit percentages react to and parallel the key areas of management focus for cost of sales expenditure control - principally personnel staffing levels and food and beverage costs. These areas, specifically cost controls over purchasing, inventory management protocols and labor management, are continuously monitored to maintain the Company's gross profit percentages.

General and administrative expenses were approximately $696,000 for the six months ended June 30, 2004 as compared to approximately $883,000 for the comparable period of 2002. The decrease was attributable to the lack of expenditures related to professional fees for investigation of possible business acquisition targets and legal expenses as a result of ongoing litigation and issues related to the City of Dallas Sexually Oriented Business Ordinance. Further, the Company experienced increases in executive compensation during 2002 which payments to our executive and operating officers have continued at consistent levels as noted in our Form 10-KSB for the year ended December 31, 2003 through the current date. The Company anticipates relatively constant expenditure levels for general operating expenses in future periods and management continues to monitor its expenditure levels to achieve optimum financial results.

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

Net income before income taxes was approximately $489,000 for the six months ended June 30, 2004 versus approximately $151,000 for the six months ended June 30, 2003. After-tax net income increased by approximately $233,000 from approximately $96,000 for the six months ended June 30, 2003 to approximately $329,000 for the same period ended June 30, 2004. The Company experienced earnings per share of approximately $0.06 and $0.02 for each of the respective six month periods ended June 30, 2004 and 2003, respectively.

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

(3)  Liquidity

As of June 30, 2004, December 31, 2003 and June 30, 2003, the Company has working capital of approximately $397,000, $347,000 and $621,000 (exclusive of a note payable which was refinanced on January 29, 2004), respectively. The Company achieved positive (negative) cash flows from operations of approximately $305,000 and $(187,000) for the six months ended June 30, 2004 and 2003, respectively, as compared to $(276,000) for the year ended December 31, 2003.

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

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

   Exhibits
   --------
     31.1    ertification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
     32.1   Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

   Reports on Form 8-K
   -------------------
     None

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MILLION DOLLAR SALOON, INC.

Dated: August 7, 2004                                     /s/ Nick Mehmeti
       --------------                                ---------------------------
                                                                    Nick Mehmeti
                                                        Chief Executive Officer,
                                                     Chief Financial Officer and
                                                                    and Director