Form 10QSB
period 2004-09-30
MILLION DOLLAR SALOON INC
filed 2004-11-12
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange
-------  Act of 1934


                  For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 10, 2004: 5,731,778
                                          ----------------------------

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                           Million Dollar Saloon, Inc.

              Form 10-QSB for the Quarter ended September 30, 2004

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         17

  Item 3   Controls and Procedures                                           20

Part II - Other Information

  Item 1   Legal Proceedings                                                 20

  Item 2   Unregistered Sales of Equity Securities and Use of Proceeds       21

  Item 3   Defaults Upon Senior Securities                                   21

  Item 4   Submission of Matters to a Vote of Security Holders               21

  Item 5   Other Information                                                 21

  Item 6   Exhibits                                                          21

Signatures                                                                   21


Part I
Item 1 - Financial Statements

                  Million Dollar Saloon, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           September 30, 2004 and 2003

                                   (Unaudited)

                                                      September 30,    September 30,
                                                           2004             2003
                                                      -------------    -------------
                                     ASSETS
                                     ------

Current Assets
   Cash on hand and in bank                           $     545,118    $     131,652
   Marketable securities                                     43,006          385,270
   Accounts receivable
     Trade                                                    8,500          133,770
     Prepaid income taxes                                      --             16,450
   Inventory                                                 25,531           34,377
   Prepaid expenses                                          85,740          142,830
                                                      -------------    -------------

     Total current assets                                   707,895          844,349
                                                      -------------    -------------


Property and Equipment - At Cost
   Buildings and related improvements                     1,394,854        2,096,714
   Furniture and equipment                                  529,595          889,699
                                                      -------------    -------------
                                                          1,924,449        2,986,413
   Less accumulated depreciation                         (1,346,767)      (1,976,286)
                                                      -------------    -------------
                                                            577,682        1,010,127
   Land                                                     210,000          741,488
                                                      -------------    -------------

     Net property and equipment                             787,682        1,751,615
                                                      -------------    -------------


Other Assets
   Land held for future development                       2,661,546        2,649,786
   Property and equipment held for sale                     870,930             --
   Operations agreement, net of accumulated
     amortization of approximately $134,250                 865,750             --
   Loan costs, net of accumulated amortization
     of approximately $514                                    9,774             --
   Deposits and other                                         1,725            1,725
                                                      -------------    -------------

     Total other assets                                   4,409,725        2,651,511
                                                      -------------    -------------

Total Assets                                          $   5,905,302    $   5,247,475
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


                  Million Dollar Saloon, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                           September 30, 2004 and 2003

                                   (Unaudited)

                                                                September 30,   September 30,
                                                                     2004            2003
                                                                -------------   -------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Note payable                                                 $        --     $   2,156,714
   Current maturities of long-term mortgage note payable               85,092            --
   Loan from officer                                                     --           140,000
   Accounts payable - trade                                            22,767          23,734
   Accrued liabilities                                                 60,901          61,825
   Federal income taxes payable                                        66,163            --
   Contract payable to affiliated entities                          1,000,000            --
     Tenant deposits                                                    6,500           6,500
                                                                -------------   -------------

     Total current liabilities                                      1,241,423       2,388,773
                                                                -------------   -------------


Long-Term Liabilities
   Long-term mortgage note payable, net of current maturities       1,860,764            --
   Deferred tax liability                                             281,062         288,916
                                                                -------------   -------------

     Total liabilities                                              3,383,249       2,677,689
                                                                -------------   -------------


Commitments and Contingencies


Shareholders' Equity
   Preferred stock - $0.001 par value
     5,000,000 shares authorized
     None issued and outstanding                                         --              --
   Common stock - $0.001 par value
     50,000,000 shares authorized
     5,731,778 shares issued and outstanding                            5,732           5,732
   Retained earnings                                                2,516,321       2,564,054
                                                                -------------   -------------

     Total shareholders' equity                                     2,522,053       2,569,786
                                                                -------------   -------------

Total Liabilities and Shareholders' Equity                      $   5,905,302   $   5,247,475
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


                  Million Dollar Saloon, Inc. and Subsidiaries
      Consolidated Statements of Operations and Comprehensive Income (Loss)
             Nine and Three months ended September 30, 2004 and 2003

                                   (Unaudited)

                                               Nine months      Nine months     Three months     Three months
                                                  ended            ended            ended            ended
                                              September 30,    September 30,    September 30,    September 30,
                                                   2004             2003             2004             2003
                                              -------------    -------------    -------------    -------------
Revenues
   Bar and restaurant sales                   $   2,855,558    $   2,541,912    $     857,084    $     835,416
   Rental income                                    339,113          442,959          102,000          126,050
                                              -------------    -------------    -------------    -------------
     Total revenues                               3,194,671        2,984,871          959,084          961,466
                                              -------------    -------------    -------------    -------------

Cost of Sales - Bar and
   Restaurant Operations                          1,604,842        1,465,881          550,557          507,383
                                              -------------    -------------    -------------    -------------

Gross Profit                                      1,589,829        1,518,990          408,527          454,083
                                              -------------    -------------    -------------    -------------

Operating Expenses
   General and administrative expenses              924,924        1,274,853          325,748          458,133
   Interest                                         108,617          110,106           55,801           44,052
   Depreciation and amortization                    199,547           68,042          156,015           22,663
                                              -------------    -------------    -------------    -------------
     Total operating expenses                     1,233,088        1,453,001          537,564          524,848
                                              -------------    -------------    -------------    -------------

Income (Loss) from Operations                       356,741           65,989         (129,037)         (70,765)

Other Income (Expenses)
   Interest and other miscellaneous                   3,234           12,640              265            4,773
   Unrealized gain on marketable securities            --              6,462             --               --
                                              -------------    -------------    -------------    -------------

Income (Loss) before Income Taxes                   359,975           85,091         (128,772)         (65,992)

Income Tax (Expense) Benefit
   Currently payable                               (122,400)         (20,000)          37,600           35,000
   Deferred                                            --               --               --               --
                                              -------------    -------------    -------------    -------------

Net Income (Loss)                                   237,575           65,091          (91,172)         (30,992)

Other Comprehensive Income                             --               --               --               --
                                              -------------    -------------    -------------    -------------

Comprehensive Income (Loss)                   $     237,575    $      65,091    $     (91,172)   $     (30,992)
                                              =============    =============    =============    =============

Earnings per share of common stock
   outstanding, computed on net income
   - basic and fully diluted                  $        0.04    $        0.01    $       (0.02)   $       (0.01)
                                              =============    =============    =============    =============

Weighted-average number
   of shares outstanding                          5,731,778        5,731,778        5,731,778        5,731,778
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


                  Million Dollar Saloon, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2004 and 2003

                                   (Unaudited)

                                                                               Nine months      Nine months
                                                                                  ended            ended
                                                                              September 30,    September 30,
                                                                                   2004             2003
                                                                              -------------    -------------
Cash Flows from Operating Activities
   Net income                                                                 $     237,575    $      65,091
   Adjustments to reconcile net income to
     net cash provided  by operating activities
       Depreciation and amortization                                                200,061           68,042
       Unrealized loss on marketable securities                                        --             (6,462)
       (Increase) decrease in
         Accounts receivable - trade and other                                         --            (65,242)
         Federal income taxes refundable                                            145,000             --
         Inventory                                                                     (179)          13,710
         Prepaid expenses                                                           (82,200)         (99,087)
       Increase (decrease) in
         Accounts payable and other liabilities                                    (128,140)        (229,532)
         Federal income taxes payable                                                66,163          (14,950)
         Unearned revenues                                                             --             (9,500)
                                                                              -------------    -------------
Net cash provided by operating activities                                           438,280         (227,930)
                                                                              -------------    -------------

Cash Flows from Investing Activities
   Purchases of property and equipment                                                 --             (8,788)
   Cash received from sale of marketable securities                                 346,913             --
   Cash paid for land held for future development                                   (11,760)        (493,072)
                                                                              -------------    -------------
Net cash provided by (used in) investing activities                                 335,153         (501,860)
                                                                              -------------    -------------

Cash Flows from Financing Activities
   Cash paid on long-term mortgage note payable                                    (210,858)            --
   Cash received (paid) on note payable to officer                                 (140,000)         140,000
   Cash paid for fees related to long-term mortgage note payable                    (10,288)            --
   Cash paid for marketable securities                                                 --            (11,715)
                                                                              -------------    -------------
Net cash provided by (used in) financing activities                                (361,146)         128,285
                                                                              -------------    -------------

Increase in Cash and Cash Equivalents                                               412,287         (651,505)

Cash at beginning of period                                                         132,831          783,157
                                                                              -------------    -------------

Cash at end of period                                                         $     545,118    $     131,652
                                                                              =============    =============

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                                            $     108,103    $     110,106
                                                                              =============    =============
   Income taxes paid (refunded)                                               $     (88,763)   $      34,950
                                                                              =============    =============

Supplemental Disclosures of Non-Cash Financing and Investing Activities
   Accrual of amount payable to affiliated entities for operating agreement   $   1,000,000    $        --
                                                                              =============    =============
   Reclassification of property and equipment, net of accumulated
     depreciation to property and equipment held for sale                     $     870,930    $        --
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

These financial statements reflect the books and records of Million Dollar Saloon, Inc., Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for the nine and three months ended September 30, 2004 and 2003, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.

                  Million Dollar Saloon, Inc. and Subsidiaries

NOTE C - Summary of Significant Accounting Policies

1.   Cash and Cash Equivalents
     -------------------------

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

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

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all qualifying assets as of the end of each reporting quarter.

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

     At September 30, 2004 and 2003, the Company had no common stock equivalents outstanding.

                  Million Dollar Saloon, Inc. and Subsidiaries

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

In conjunction with the October 2002 Settlement Agreement with the City of Dallas, Texas, as discussed previously, the Company entered into negotiations between the Company's wholly-owned subsidiary, Tempo Tamers, Inc., Mainstage, Inc. (Mainstage), an entity controlled by Nick Mehmeti, the Company's President, which operated a non- conforming adult cabaret located in Dallas, Texas, called P.T.'s and Allen-Burch, Inc. (Allen Burch), an entity controlled by Duncan Burch, a Company officer and significant shareholder, also operating a non-conforming adult cabaret known as The Fare. These negotiations were initiated to determine which of these non-conforming entities would continue operating in a "non-conforming location".

In May 2003, these three affiliated parties granted the exclusive right to negotiate with the City of Dallas, Texas to Tempo Tamers, Inc. for the continuance of the operations of The Million Dollar Saloon as a sexually oriented business in a "non-conforming location."

This Settlement Agreement provided that, in the event that the City of Dallas, Texas granted The Million Dollar Saloon the exclusive right to continue operating as an adult cabaret in a "non-conforming location" for a six (6) year period, Tempo Tamers would pay $500,000 each to Mainstage and Allen Burch and Mainstage and Allen-Burch would each discontinue the operation of their respective sexually oriented businesses.

In May 2003, the City of Dallas agreed to allow Tempo Tamers to continue to operate The Million Dollar Saloon at its current location through the last day of July 2009. Mainstage and Allen Burch then agreed with the City of Dallas, Texas to discontinue the respective operations of Mainstage and The Fare, respectively, as sexually oriented business in January and March, 2004, respectively.

The cessation of operations by Mainstage and Allen Burch triggered the $500,000 payment clause to each entity as set forth in the May 2003 Settlement Agreement. The aggregate $1,000,000 payment has been accrued in the accompanying financial statements and is being amortized to operations over the 67 month term from the triggering event date(s) through the mandatory closing date of The Million Dollar Saloon in it's present "non-conforming location" on July 31, 2009.

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


                  Million Dollar Saloon, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements - Continued


NOTE F - Concentrations of Credit Risk

The Company  maintains its cash accounts in a financial  institution  subject to insurance coverage issued by the Federal Deposit Insurance  Corporation  (FDIC).
Under FDIC rules,  the Company and its  subsidiaries  are  entitled to aggregate coverage of $100,000 per account type per  separate  legal entity per  financial institution.  During  the  nine  months  ended  September  30,  2004  and  2003,
respectively,   the  various  operating  companies  had  deposits  in  financial institutions  with credit risk  exposures in excess of statutory  FDIC coverage.
The Company has  incurred no losses  during  Calendar  2002,  Calendar  2003 and through September 30, 2004 as a result of any of these unsecured situations.


NOTE G - Marketable Securities

Marketable securities as of September 30, 2004 and 2003 consist entirely of an investment in a money market instrument-based mutual funds and are summarized as follows:

                                                            Available   Held to
                                                Trading     for sale    Maturity
                                               ---------   ---------   ---------
September 30, 2004
------------------
   Aggregate fair value                        $  43,006   $    --     $    --
   Gross unrealized holding gains              $    --     $    --     $    --
   Gross unrealized holding losses             $    --     $    --     $    --
   Amortized cost basis                        $  43,006   $    --     $    --
September 30, 2003
------------------
   Aggregate fair value                        $ 378,808   $    --     $    --
   Gross unrealized holding gains              $   6,462   $    --     $    --
   Gross unrealized holding losses             $    --     $    --     $    --
   Amortized cost basis                        $ 385,270   $    --     $    --

The net unrealized holding gains and losses on trading securities which have been included in the statement of operations were approximately $-0- and $6,462 for the nine months ended September 30, 2004 and 2003, respectively.


NOTE H - Property and Equipment

Property and equipment consists of the following at September 30, 2004 and 2003, respectively.

                                          September 30,    September 30,
                                               2004             2003       Estimated life
                                          -------------    -------------   --------------
     Buildings and related improvements   $   1,394,854    $   2,096,714    15-40 years
     Furniture and equipment                    529,595          889,699    5-10 years
                                          -------------    -------------

                                               1,924,449        2,986,413
     Less accumulated depreciation           (1,346,767)      (1,976,286)
                                          -------------    -------------

                                                577,682        1,010,127
     Land                                       210,000          741,488
                                          -------------    -------------

     Net property and equipment           $     787,682    $   1,751,615
                                          =============    =============

Depreciation expense for the nine months ended September 30, 2004 and 2003 was approximately $65,297 and $68,042, respectively.

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

The Company paid approximately $153,800 during Calendar 2003 and approximately $14,700 during Calendar 2004 to service this debt.

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

On January 29, 2004, the Company obtained permanent long-term mortgage financing to retire the $2,156,713 note payable issued at the initial closing. The new note was for an initial principal balance of $2,000,000 and bears interest at 6.50% for the first year and then adjusts to 1.0% above the Wall Street Journal published prime rate, rounded to the nearest 0.125% for all subsequent periods that the debt is outstanding. The interest rate adjusts every 12th month, commencing on January 29, 2005. The long-term mortgage note requires payments of principal and accrued interest of approximately $17,426 monthly, commencing on February 29, 2004. As this is a variable interest rate note, the payments may change after the 12th payment and after every succeeding 12th payment. The long-term mortgage note matures on January 29, 2019 and is secured by underlying land and the separate personal guaranty of each of the Company's officers, directors and controlling shareholders; Duncan Burch and Nick Mehmeti.

As of September 30, 2004, the Company owes approximately $1,945,856 on the new long-term mortgage note payable.


NOTE J - Property and Equipment held for Sale

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all qualifying assets as of the end of each reporting quarter. As of September 30, 2004, Company management, upon listing the real estate and other significant assets owned by Corporation Lex for sale through a real estate brokerage firm, reclassified these net carrying values at that date to "Property and Equipment held for Sale" in the accompanying financial statements.



                (Remainder of this page left blank intentionally)

                  Million Dollar Saloon, Inc. and Subsidiaries

NOTE K - Operations Agreement
         Contract Payable to Affiliated Entities

In conjunction with the October 2002 Settlement Agreement with the City of Dallas, Texas, as discussed previously, the Company entered into negotiations between the Company's wholly-owned subsidiary, Tempo Tamers, Inc., Mainstage, Inc. (Mainstage), an entity controlled by Nick Mehmeti, the Company's President, which operated a non- conforming adult cabaret located in Dallas, Texas, called P.T.'s and Allen-Burch, Inc. (Allen Burch), an entity controlled by Duncan Burch, a Company officer and significant shareholder, also operating a non-conforming adult cabaret known as The Fare. These negotiations were initiated to determine which of these non-conforming entities would continue operating in a "non-conforming location".

In May 2003, these three affiliated parties granted the exclusive right to negotiate with the City of Dallas, Texas to Tempo Tamers, Inc. for the continuance of the operations of The Million Dollar Saloon as a sexually oriented business in a "non-conforming location."

This Settlement Agreement provided that, in the event that the City of Dallas, Texas granted The Million Dollar Saloon the exclusive right to continue operating as an adult cabaret in a "non-conforming location" for a six (6) year period, Tempo Tamers would pay $500,000 each to Mainstage and Allen Burch and Mainstage and Allen-Burch would each discontinue the operation of their respective sexually oriented businesses.

In May 2003, the City of Dallas agreed to allow Tempo Tamers to continue to operate The Million Dollar Saloon at its current location through the last day of July 2009. Mainstage and Allen Burch then agreed with the City of Dallas, Texas to discontinue the respective operations of Mainstage and The Fare, respectively, as sexually oriented business in January and March, 2004, respectively.

The cessation of operations by Mainstage and Allen Burch triggered the $500,000 payment clause to each entity as set forth in the May 2003 Settlement Agreement. The aggregate $1,000,000 payment has been accrued in the accompanying financial statements and is being amortized to operations over the 67 month term from the triggering event date(s) through the mandatory closing date of The Million Dollar Saloon in it's present "non-conforming location" on July 31, 2009.


NOTE L- Income Taxes

The components of income tax expense (benefit) for the nine months ended September 30, 2004 and 2003, respectively, are as follows:

                                                     Nine months    Nine months
                                                       ended           ended
                                                   September 30,   September 30,
                                                        2004            2003
                                                   -------------   -------------
     Federal:
       Current                                     $     122,400   $      20,000
       Deferred                                             --              --
                                                   -------------   -------------
                                                         122,400          20,000
                                                   -------------   -------------
     State:
       Current                                              --              --
       Deferred                                             --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------

       Total                                       $     122,400   $      20,000
                                                   =============   =============


                  Million Dollar Saloon, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements - Continued


NOTE L- Income Taxes - Continued

The Company's  income tax expense  (benefit) for the nine months ended September
30, 2004 and 2003, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                               Nine months     Nine months
                                                                  ended           ended
                                                              September 30,   September 30,
                                                                   2004            2003
                                                              -------------   -------------
     Statutory rate applied to earnings before income taxes   $     122,400   $      22,000
     Increase (decrease) in income taxes resulting from:
       State income taxes                                              --              --
       Deferred income taxes                                           --              --
       Effect of incremental tax brackets and the
         application of business tax credits                           --            (2,000)
                                                              -------------   -------------

     Income tax expense                                       $     122,400   $      55,000
                                                              =============   =============

The deferred current tax asset and non-current deferred tax liability on September 30, 2004 and 2003, respectively, balance sheet consists of the following:

                                                 September 30,    September 30,
                                                      2004             2003
                                                 -------------    -------------

     Non-current deferred tax liability          $    (281,062)   $    (288,916)
                                                 =============    =============

The non-current deferred tax liability results from the usage of statutory accelerated tax depreciation and amortization methods.


NOTE M - Capital Stock Transactions

On March 19, 1998, the Company entered into a Stock Purchase Agreement (Agreement) with an unrelated individual. The Agreement contained a "second closing" clause, as amended, whereby the individual may acquire an additional 400,000 shares of restricted, unregistered common stock at a price of $1.10 per share on or before the close of business on October 18, 2004. As of October 18, 2004, the "second closing" portion of the Agreement expired and no shares of common stock were issued at any time pursuant to this clause.


NOTE N - Commitments

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



                (Remainder of this page left blank intentionally)


                  Million Dollar Saloon, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements - Continued


NOTE O - Segment Information

The  Company  operates  with a  centralized  management  structure  and  has two identifiable  operating segments:  an adult entertainment  lounge and restaurant located in Dallas, Texas and commercial rental real estate located in Dallas and
Tarrant  Counties,  Texas.  All  revenues  are  generated  operations  in  these geographic  areas. As of September 30, 2004 and 2003,  respectively,  all rental
revenues  are  derived  from  entities   controlled  by  a  Company  controlling
shareholder,  officer  and  director.  Approximately  18.2  and  13.8%  of total revenues  for  Calendar  2003 and 2002,  respectively,  were  derived from these related parties.

                                         Restaurant         Rental          General and
                                          facility        real estate      administrative        Total
                                       --------------    --------------    --------------    --------------
Nine months ended September 30, 2004
------------------------------------
   Revenue from external customers     $    2,855,558    $         --      $         --      $    2,855,558
   Revenue from related parties                  --             339,113              --             339,113
   Revenue (expenses) from/to
     intercompany sources - net              (180,000)          (60,000)          120,000              --
   Interest income                               --                --               3,234             3,234
   Interest expense                              --                --             108,617           108,617
   Depreciation and amortization               21,041            44,256           134,250           199,547
   Income tax expense (benefit)                55,500           111,600           (44,700)          122,400
   Segment assets                           1,389,813           929,244         3,586,245         5,905,302
   Fixed asset expenditures                      --                --                --                --

Nine months ended September 30, 2003
------------------------------------
   Revenue from external customers     $    2,541,912    $         --      $         --      $    2,541,912
   Revenue from related parties                  --             442,959              --             442,959
   Revenue (expenses) from/to
     intercompany sources                    (180,000)         (326,000)          506,000              --
   Interest income                               --                 893            11,747            12,640
   Interest expense                              --                --             110,106           110,106
   Depreciation and amortization               23,785            56,004              --              68,042
   Income tax expense (benefit)                (8,100)           22,000             6,100            20,000
   Segment assets                             423,078         1,868,171         2,956,226         5,247,475
   Fixed asset expenditures                     8,788              --           2,649,786         2,658,574



                (Remainder of this page left blank intentionally)

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

(9)  Results of Operations

Nine months ended September 30, 2004 as compared to Nine months ended September 30, 2003

Bar and restaurant sales increased by approximately $314,000 (or 12.34)% in the nine months ended September 30, 2004. Bar and restaurant sales were approximately $2,856,000 for the nine months ended September 30, 2004 as compared to approximately $2,542,000 in the comparable period of 2003.

The increase over the comparable period from the preceding year is directly attributable to overall fluctuations in visitor traffic to the Dallas-Ft. Worth Metroplex during the first quarter of Calendar 2004 and the effects of shifts in economic and ethnic populations in the immediate geographical area of the Company's location.

In May 2003, the City of Dallas agreed to allow Tempo Tamers to continue to operate The Million Dollar Saloon at its current location through the last day of July 2009. While the Company's facility holds a valid "sexually oriented business" license issued by the City of Dallas, Texas; the City of Dallas, Texas continues to pursue vigorous enforcement of its Sexually Oriented Business Ordinance. This Ordinance restricts the attire and dancing activities at the Company's Million Dollar Saloon, and other local adult cabarets, which has resulted in unpredictable fluctuations in patron attendance at the Company's facilities.

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

The Company's rental income declined by approximately $104,000 to approximately $339,000 for the first nine months of 2004 as compared to approximately $443,000 in the same period of Calendar 2003. All of the leases were/are with entities controlled by Duncan Burch, one of the Company's controlling shareholders. On January 30, 2001, the Company's Board of Directors approved an amendment to the lease agreement covering the property owned by Corporation Lex, a Company subsidiary. The amendment provided that effective January 1, 2001, the base rental was reduced from $4,750 per week to $1,000 per week. Additionally, the amended lease provided that the Company, as landlord, shall receive 10% of the gross revenues generated from the business located at the property, less State Liquor and State Sales Taxes, payable quarterly, with a minimum weekly payment of $1,000 which will be credited against the quarterly percentage rent due. During Calendar 2003 and 2002, approximately $31,000 and $52,000 of lease payments were received by the Company for this property.

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

At the present time, this property is vacant and has been listed with a real estate brokerage firm for either sale or lease. Accordingly, Management has reclassified the net carrying value, approximately $871,000, to "Property and equipment held for sale" in the accompanying financial statements at September 30, 2004. At this time, based on the property's location and competing properties in the same geographic area, management is unable, at this time, to determine if any loss or impairment of this carrying value will occur.

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

Although the Company is seeking either an outright sale or long-term lease on these properties, respectively, that are at least comparable to terms for similar properties in the geographic area, there is no assurance that the Company will be able to renew its lease with the entity controlled by Mr. Burch or any other unaffiliated third-party, or if renewed, that the terms of the lease will be as favorable to the Company as it could have obtained from an unaffiliated party. The failure of the Company to obtain a long-term lease agreement with Mr. Burch, or other third parties, with terms at least comparable to the existing lease arrangements will have a material adverse effect on the revenues of the Company.

Cost of sales increased to approximately $1,605,000 for the nine months ended September 30, 2004 as compared to approximately $1,466,000 for the same nine month period of 2003. Gross profit percentages remain relatively constant at 50.23% (approximately $1,590,000) for the nine months ended September 30, 2004 versus 50.89% (approximately $1,519,000) for the nine months ended September 30, 2003. Fluctuations in the Company's gross profit percentages react to and parallel the key areas of management focus for cost of sales expenditure control
- principally personnel staffing levels and food and beverage costs. These areas, specifically cost controls over purchasing, inventory management protocols and labor management, are continuously monitored to maintain the Company's gross profit percentages.

General and administrative expenses were approximately $925,000 for the first nine months ended September 30, 2004 as compared to approximately $1,275,000 for the comparable nine month period of 2003. The decrease was attributable to the lack of professional fees for investigation of possible business acquisition targets and increased legal expenses as a result of ongoing litigation and issues related to the City of Dallas Sexually Oriented Business Ordinance which were incurred during 2003 and did not recur in the current operating year. Further, the Company's executive compensation, which increased dramatically during 2002, has stabilized and current expenditure levels are anticipated to remain stable into the foreseeable future. The Company anticipates relatively constant expenditure levels for general operating expenses in future periods and management continues to monitor its expenditure levels to achieve optimum financial results.

Net income before income taxes was approximately $360,000 for the first nine months ended September 30, 2004 versus approximately $85,000 for the first nine months ended September 30, 2002. After-tax net income decreased by approximately $172,000 from approximately $65,000 for the first nine months ended September 30, 2003 to approximately $237,000 for the same period in Calendar 2004. The Company experienced earnings per share of approximately $0.04 and $0.01 per share for each of the respective nine month periods ended September 30, 2004 and 2003, respectively.

As a general rule, the Company's adult cabaret operations experience unpredictable fluctuations as a result of the overall discretionary spending habits related to the U. S. economy, visitation levels related to tourism, convention and business travel levels and impacts related to the City of Dallas' various enforcement actions and on-premises monitoring of entertainer conduct. Management makes it's best efforts to timely adjust its expenditure levels to these events as they occur in order to maintain profitability.

(3)  Liquidity

As of September 30, 2004, December 31, 2003 and September 30, 2003, the Company has working capital of approximately ($534,000), $347,000 (exclusive of a short-term note payable which was refinanced in January 2004) and $612,000 (exclusive of a short-term note payable which was refinanced in January 2004). The Company achieved positive (negative) cash flows from operations of approximately $438,000 for the first nine months of 2004 versus approximately $(228,000) for the first nine months of Calendar 2003.

The deterioration of the Company's working capital is directly related to the cash expended and future debt service requirements to acquire land for future development and for Calendar 2003 expenditures related to the abandoned acquisition efforts on facilities owned and/or controlled by the Company's controlling shareholders; Duncan Burch and Nick Mehmeti. Additionally, the Company incurred a liability of approximately $1,000,000 ($500,000 each) to two entities controlled by the Company's controlling shareholders, Nick Mehmeti and Duncan Burch related to the securing of an operating license for the Company's Million Dollar Saloon operation in a "non-conforming location" through July 31, 2009.

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

(4)  Capital Resources

On February 14, 2003, the Company purchased 6.695 acres of undeveloped property located in Dallas, Texas. The purchase price was approximately $2,650,312, including closing expenses of approximately $53,599. The Company paid $493,072 cash, inclusive of a $140,000 loan to the Company from Duncan Burch, an officer and director of the Company, and issued to the seller a one-year note in the principal amount of $2,156,713 with 8% annual interest. This debt was paid in full with proceeds of the $2,000,000 long-term mortgage note refinancing. The Company paid approximately $153,800 during Calendar 2003 and approximately $14,700 during Calendar 2004 to service this initial short-term debt.

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

The Company has also remitted approximately $366,000 at the closing of the permanent long-term financing in January 2004 for closing costs, interim interest, loan origination fees and other ancillary items.

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


Part II - Other Information

Item 1 - Legal Proceedings

Case No. 3-00-CV-2500-H; Adventure Plus, Inc., Millennium Restaurant Group, Inc., D/B/A Cabaret Royale, et al. v. City of Dallas, Inc.; United States District Court, Northern District of Texas, Dallas Division

     This is an action where the Company is contesting the constitutionality of certain provisions of a Dallas Municipal Ordinance which impacts its license to do business as an adult cabaret. The Company is of the opinion that it will prevail on its constitutional claims. In August, 2001, the City amended the contested provisions of the ordinance; however, there still remain certain constitutional infirmities, and the Company is of the opinion that the ordinance remains subject to constitutional challenge and will have no adverse impact on the Company's operations. In March 2004, the City agreed to further amend pertinent portions of the ordinance in an attempt to resolve the constitutional infirmities. The case has not been set for trial.

     The Company may from time to time be a party to various other legal actions arising in the ordinary course of its business. The Company is not currently involved in any such actions that it believes will have a material adverse effect on its results of operations or financial condition.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

     None

Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

     None

Item 6 - Exhibits

   Exhibits
     31.1   Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
     32.1   Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MILLION DOLLAR SALOON, INC.

Dated: November 10, 2004                                   /s/ Nick Mehmeti
       -----------------                             ---------------------------
                                                                    Nick Mehmeti
                                                        Chief Executive Officer,
                                                     Chief Financial Officer and
                                                                    and Director