Form 10KSB
period 2004-12-31
MILLION DOLLAR SALOON INC
filed 2008-08-20
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

--------------------------------------------------------------------------------

(Mark one)

[X]  Annual Report Under Section 13 or 15(d) of The  Securities  Exchange Act of
     1934

       For the fiscal year ended December 31, 2004

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

       For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

                         Commission File Number: 0-27006

                           Million Dollar Saloon, Inc.
        (Exact name of small business issuer as specified in its charter)

         Nevada                                              13-3428657
------------------------                             --------------------------

                  6848 Greenville Avenue, Dallas, Texas 75231


                   6848 Greenville Avenue, Dallas, Texas 75231
                    (Address of principal executive offices)

                                 (214) 691-6757
                           (Issuer's telephone number)


--------------------------------------------------------------------------------

      Securities registered under Section 12 (b) of the Exchange Act - None

        Securities registered under Section 12(g) of the Exchange Act: -
                        Common Stock - $0.001 par value

--------------------------------------------------------------------------------

Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]


The issuer's revenues for the fiscal year ended December 31, 2004 were $3,815,557.

The aggregate market value of voting and non-voting common equity held by non-affiliates as of July 7, 2008 was approximately $321,208 based upon 1,606,038 shares held by non-affiliates and as of July 7, 2008 and a closing market price of $0.20 per share as reported on www.bigcharts.com on July 7, 2008.

As of August 18, 2008, there were 5,731,778 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes [ ] No [X]

                           Million Dollar Saloon, Inc.

                                Index to Contents

                                                                     Page Number
                                                                     -----------
Part I

Item 1   Description of Business                                               3
Item 2   Description of Property                                              13
Item 3   Legal Proceedings                                                    13
Item 4   Submission of Matters to a Vote of Security Holders                  13

Part II

Item 5   Market for Company's Common Equity, Related Stockholders Matters
           and Small Business Issuer Purchases of Equity Securities           13
Item 6   Management's Discussion and Analysis or Plan of Operation            15
Item 7   Financial Statements                                                F-1
Item 8   Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosures                         17
Item 8A    Controls and Procedures                                            17
Item 8B    Other Information                                                  17

Part III

Item 9     Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act               17
Item 10    Executive Compensation                                             19
Item 11    Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters                                 19
Item 12    Certain Relationships, Related Transactions and
              Director Independence                                           19
Item 13    Exhibits and Reports on 8-K                                        19
Item 14    Principal Accountant Fees and Services                             19

Signatures                                                                    20

                  Caution Regarding Forward-Looking Information

Certain statements contained in this Form 10-KSB, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein whether to reflect new information, future results, events, developments or otherwise.

                                     PART I

Item 1 - Description of Business

General

Million Dollar Saloon Inc. (the "Company") was incorporated under the laws of the State of Nevada on September 28, 1987. The Company provides management support and conducts its business operations through its wholly-owned operating subsidiaries: Furrh, Inc., Tempo Tamers, Inc., Don, Inc. and Corporation Lex. The Company owns and operates an adult cabaret in Dallas, Texas and owns one other commercial properties located in the Dallas-Fort Worth Metroplex.

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

Corporation Lex ("Lex") was incorporated under the laws of the State of Texas on November 30, 1984. Lex owned commercial rental property located in Dallas County, Texas through February 2008.

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

In conjunction with an October 2002 Settlement Agreement with the City of Dallas, Texas, the Company's adult entertainment lounge and restaurant, Million Dollar Saloon, may operate in its present "non-conforming location" with a mandatory closing date of July 31, 2009.

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

In January 2004, the Company obtained permanent long-term financing from Citizens National Bank, Waxahachie, Texas, and used the proceeds to pay off in full the original note payable to the seller. The term loan had an original balance of $2,000,000 and initially bore interest at 6.5% for the first year and then adjusts to 1% above the published prime rate. The interest rate adjusts every 12 months commencing January 29, 2005. The note required initial monthly principal and interest payments of $17,426. As this is a variable interest rate note, the payments may change after the 12th payment and every succeeding 12th payment thereafter. The note matures on January 29, 2019. The note is secured by the underlying land and the separate personal guaranty of Duncan Burch and Nick Mehmeti, each a Company officer, director and controlling shareholder.

The property is undeveloped and suitable for commercial development. Although the Company has not determined the usage of the land, the Company may, subject to zoning and permissible use statutes, use a portion of the land for an adult cabaret and sell the remaining undeveloped property to a third party. The development of the property will be subject to the Company obtaining a construction loan. The Company does not currently know the amount of the loan it will need to develop this property or whether it will be able to obtain a sufficient loan for development of the property or, if obtained, whether the terms of the loan will be favorable to the Company.

Adult Cabaret

   General - The Company, through Tempo, owns and operates an adult cabaret under the name "The Million Dollar Saloon," which is its primary business operation. The Million Dollar Saloon opened in 1982 with the intent of establishing a sophisticated entertainment environment focused on attracting a professional clientele. To enhance the club's appeal to its target market, the Million Dollar Saloon offers restaurant and first-class bar service conducive to attracting businessmen and out-of-town convention clientele. Although the Company, in February 2003, purchased 6.6 acres of undeveloped land in Dallas, Texas, the Company has not determined whether the land will be developed as an adult cabaret or for other purposes. Other than the recent purchase of the Dallas, Texas property, no specific locations for potential additional Million Dollar Saloons have been identified.

   In conjunction with an October 2002 Settlement Agreement with the City of Dallas, Texas, the Company entered into negotiations between the Company's wholly-owned subsidiary, Tempo Tamers, Inc., Mainstage, Inc. (Mainstage), an entity controlled by Nick Mehmeti, the Company's President, which operated a non-conforming adult cabaret located in Dallas, Texas, called P.T.'s and Allen-Burch, Inc. (Allen Burch), an entity controlled by Duncan Burch, a Company officer and significant shareholder, also operating a non-conforming adult cabaret known as The Fare. These negotiations were initiated to determine which of these non-conforming entities would continue operating in a "non-conforming location". In May 2003, these three affiliated parties granted the exclusive right to negotiate with the City of Dallas, Texas to Tempo Tamers, Inc. for the continuance of the operations of the Million Dollar Saloon as a sexually oriented business in a "non-conforming location." This Settlement Agreement provided that, in the event that the City of Dallas, Texas granted The Million Dollar Saloon the exclusive right to continue operating as an adult cabaret in a "non-conforming location" for a six (6) year period, Tempo Tamers would pay $500,000 each to Mainstage and
   Allen Burch and Mainstage and Allen-Burch would each discontinue the operation of their respective sexually oriented businesses. In May 2003, the City of Dallas agreed to allow Tempo Tamers to continue to operate The Million Dollar Saloon at its current location through the last day of July 2009. Mainstage and Allen Burch then agreed with the City of Dallas, Texas to discontinue the respective operations of Mainstage and The Fare, respectively, as sexually oriented business in January and March, 2004, respectively. The cessation of operations by Mainstage and Allen Burch triggered the $500,000 payment clause to each entity as set forth in the May 2003 Settlement Agreement. The aggregate $1,000,000 payment has been accrued in the Company's financial statements and is being amortized to operations over the 67 month term from the triggering event date(s) through the mandatory closing date of The Million Dollar Saloon in it's present "non-conforming location" on July 31, 2009.

   To reiterate, in conjunction with an October 2002 Settlement Agreement with the City of Dallas, Texas, the Company's adult entertainment lounge and restaurant, Million Dollar Saloon, may operate in its present "non-conforming location" with a mandatory closing date of July 31, 2009.

   Female  Entertainment  - The  entertainers  at the Million Dollar Saloon must follow management's policy of high personal appearance and personality standards. A performer's physical appearance and her ability to present herself attractively and to converse intelligently with customers is very important to management. Management insists that the performers at The Million Dollar Saloon be experienced dancers. The performers dance on the main stage or on small stages throughout the club. While their performances include topless dancing, management insists that performers wear elegant attire when not dancing, as opposed to being scantily dressed as in many other adult cabarets. Management never allows full nudity in the club. Management provides performers with guidelines for the manner of dress, hairstyle, makeup and general demeanor. The guidelines are intended to maintain a high standard of professionalism among the performers and maintain a pleasant, congenial demeanor. Further, management evaluates each performer's appearance and performance on a nightly basis and advises them if their dress, makeup, hairstyle, general appearance or demeanor does not meet the Company's standards. Though these policies have the effect of limiting the number of performers who are permitted to dance at the Million Dollar Saloon, the Company believes that its policy of maintaining these high standards is in the best interest of the Company and its long-term market position.

   Compliance Policies - The Company's management has policies in place intended to ensure that its business is carried on in conformity with local, state and federal laws. In particular, the Company's management has a "no tolerance" policy as to illegal drug use in or around the premises. Posters placed throughout the nightclub reinforce this policy as do periodic unannounced searches of the entertainer's lockers. Entertainers and waitresses who arrive for work are not allowed to leave the premises without the permission of management. Once an entertainer does leave the premises, she is not allowed to return to work until the next day. Management continually monitors the behavior of entertainers, waitresses and customers to ensure that proper standards of behavior are observed.

   Management also reviews all credit card charges made by customers while at the Million Dollar Saloon. Specifically, the Company's policy is that all credit card charges must be approved, in writing, by management before any charges are accepted. Club supervisory personnel review various credit card charges, including those purchasing "house" money or charges with total charges above an in-house floor limit as a control to ensure collection of the charges and to minimize challenges and or chargebacks initiated by patrons after leaving the premises.

   Food and Drink - The Company believes a key to the success of a premier adult cabaret is a quality, first-class bar and restaurant operation to complement its adult entertainment. The Company's restaurant operation is a full service operation with a full-scale lunch and dinner menu service offering hot and cold appetizers, salads, seafood, steak and other entrees. A variety of premier wines are offered to compliment a customer's lunch or dinner selection. The Company employs a full-time Service Manager who is in charge of recruiting and training a professional waitress staff and ensuring that each customer receives prompt and courteous service.

   Controls - Operational and accounting controls are essential to the successful management of a cash intensive nightclub and bar business. The Company uses a combination of nightclub-oriented accounting software and physical inventory control mechanisms intended to maintain a high level of integrity in its accounting practices. Computers play a significant role in capturing and analyzing a variety of information to provide management with the information necessary to efficiently monitor and control the nightclub. Management controls, restricts and supervises carefully all personnel with cash handling responsibilities. Management personnel reconcile deposits of cash and credit card receipts to produce a detailed daily income report. Daily computer reports alert management of any variances from expected financial results based on historical norms.

   Atmosphere - We believe that the Million Dollar Saloon maintains an elegant atmosphere through its Mediterranean decor theme and other customer related amenities. We believe the furniture and furnishings in the Million Dollar Saloon contribute to the atmosphere equivalent to that of an upscale restaurant. The club offers a gourmet menu, two cigar humidors and an extensive champagne and fine wine list. The sound system design provides quality high-energy music levels that also permit easy conversation to take place. The Million Dollar Saloon also provides a state-of-the-art light show and employs a sound and light engineer to upgrade, monitor, and maintain its sound and light systems. Management regularly monitors the environment of the Million Dollar Saloon for appropriate music selection, customer service, and upscale appearance, and ambience.

   "VIP" Area - To provide service for the upper-end of the business market segment, the Company maintains a spacious VIP mezzanine encompassing the entire upstairs public area of the Million Dollar Saloon facility. The VIP area is opened to individuals who pay an increased daily admission charge or purchase annual or lifetime memberships. The VIP area provides a higher level of luxury in its decor and more personalized services. The VIP area consists of approximately 1,800 square feet for food and entertainment purposes and has a maximum occupancy of 100 persons. Catering to the upscale VIP customer, this area includes "The Champagne Room" accessible for an additional fee. The downstairs club and dining area consists of approximately 4,500 square feet for entertainment purposes and can accommodate a maximum of 250 persons. The lower level also offers "The Blue Room", a private entertainment space for bachelor and other large group activities.

   Advertising and Promotion - The Company's marketing philosophy is to position the Million Dollar Saloon as a premiere adult cabaret providing female entertainment in a sophisticated, discreet environment for its patrons. Hotel publications, local radio, cable television, newspapers, billboards, and a variety of other promotional activities are regularly employed so that the public recognizes the Million Dollar Saloon name.

Future Expansion

The Company has not determined evaluated or identified any specific locations outside of the Dallas market or conducted any efforts related to future expansion, but it believes, based upon its experience, that opportunities for expansion exist primarily in metropolitan areas in the Southwest United States. The aforementioned approximately 6.6 acre tract located in Dallas, Texas may be suitable for relocation of the club subsequent to the expiration of its operating permit in July 2009; however, these plans are subject to change based on municipal changes in zoning, neighboring businesses or developments or societal norms. The Company may expand through the acquisition of sports bars, casual clubs and adult cabarets that may use the trademark "Million Dollar Saloon." In determining which cities may be suitable locations for expansion, a variety of factors will be considered, including, but not limited to, the current regulatory environment, the availability of sites located in high traffic commercial areas suitable for conversion to the Million Dollar Saloon style cabarets or sports bars or casual clubs, potential competition in the area, current market conditions and profitability of other adult cabarets in the city. At the present time, the Company has no definitive expansion, relocation or other plans for the operation of the existing facility after July 31, 2009 or any other conceptual facility in the future.

Competition

The adult entertainment nightclub industry is highly competitive with respect to price, service, location, and the professionalism of its entertainment. The Million Dollar Saloon competes with many locally-owned adult cabarets in Dallas, Texas, certain of which may enjoy recognition that equals or exceeds that of the Million Dollar Saloon and may be owned or controlled by either Duncan Burch or Nick Mehmeti, the Company's officers, directors and controlling shareholders. While there may be local governmental restrictions on the location of a "sexually oriented business", there are no barriers to entry into the adult cabaret market. There are in excess of 30 adult cabarets located in the Dallas, Texas metropolitan area of which several are in direct competition with the Million Dollar Saloon. Some of the competitive adult cabarets are owned by corporations controlled by or affiliated with Nick Mehmeti and Duncan Burch, who are officers and directors of the Company. The Company believes that the combination of its existing name recognition and its distinctive and unique entertainment environment will allow the Company to effectively compete within this industry.

Governmental Regulations

The Company is subject to various federal, state and local laws affecting its business activities. In Texas, the authority to issue a permit to sell alcoholic beverages is governed by the Texas Alcoholic Beverage Commission ("TABC"). The TABC has the authority, in its discretion, to issue appropriate permits. The Company, through a management agreement with Tempo Tamers Beverage Company, Inc., an affiliated corporation, operates its business under a Texas Mixed Beverage Permit and Late Hours Permit (the "Permits"). These Permits are subject to annual renewal, provided the Company and its affiliated corporation have complied with all rules and regulations governing the Permits. Renewal of a permit is subject to protest by a law enforcement agency or by a member of the public. In case of protest, the TABC may hold a hearing for interested parties to express their views. The TABC has the authority after such hearing not to issue a renewal of the protested alcoholic beverage permit. The failure of the Company to obtain a renewal of its Permits would have a material adverse effect upon the financial condition and prospects of the Company.

In 2008, the Texas Alcoholic Beverage Commission initiated a regulatory action against Tempo Tamers Beverage Company, Inc. styled "Texas Alcoholic Beverage
Commission v. Tempo Tamers Beverage Company Inc." This Action is being vigorously contested by the Company and the potential outcome of this administrative action is not determinable at this time. Management is aggressively defending these actions and no material impact to the Company's financial condition is anticipated at this time; however, a finding against Tempo Tamers Beverage Company, Inc. could have a significant detrimental impact on the operation of the Million Dollar Saloon.

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

In conjunction with an October 2002 Settlement Agreement with the City of Dallas, Texas, the Company entered into negotiations between the Company's wholly-owned subsidiary, Tempo Tamers, Inc., Mainstage, Inc. (Mainstage), an entity controlled by Nick Mehmeti, the Company's President, which operated a non-conforming adult cabaret located in Dallas, Texas, called P.T.'s and Allen-Burch, Inc. (Allen Burch), an entity controlled by Duncan Burch, a Company officer and significant shareholder, also operating a non-conforming adult cabaret known as The Fare. These negotiations were initiated to determine which of these non-conforming entities would continue operating in a "non-conforming location".

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

To reiterate, in conjunction with an October 2002 Settlement Agreement with the City of Dallas, Texas, the Company's adult entertainment lounge and restaurant, Million Dollar Saloon, may operate in its present "non-conforming location" with a mandatory closing date of July 31, 2009.

Beginning January 1, 2008, the Million Dollar Saloon became subject to a new state law requiring a $5 surcharge for every club visitor. A lawsuit has been filed by the Texas Entertainment Association, an organization to which we are a member, alleging the fee amounts to be an unconstitutional tax. This tax could discourage certain potential customers from visiting the Million Dollar Saloon.

Employees

As of June 30, 2008, the Company had approximately 25 full-time employees, of which 8 were in management positions, including corporate and administrative operations and 17 were engaged in food and beverage service, including bartenders and waitresses. The Company also employed 37 part-time employees who were engaged in food and beverage service. Contract entertainers numbered approximately 134 working on both full and part time schedules, as individually determined by the contractor. None of the Company's employees are represented by a union and the Company considers its employee relations to be good.

Insurance

The Company maintains insurance in amounts it considers adequate for property damage.

The Company does not maintain personal injury liquor liability insurance for exposures or potential liabilities that may be imposed pursuant to the Texas "Dram Shop" statute or similar "Dram Shop" statutes or common law theories of liability in other states. The Texas "Dram Shop" statute provides a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person if it was apparent to the server that the individual being sold, served or provided with an alcoholic beverage was obviously intoxicated to the extent that he presented a clear danger to himself and others.

Commercial Real Estate

The Company owns a total of four (4) properties in the Dallas-Fort Worth Metroplex. One facility is Company operated, the Million Dollar Saloon, located in Dallas, Texas. The second property is owned by Don, Inc. and is located in Fort Worth, Texas. This property is leased to an entity controlled by Duncan Burch, an officer and director of the Company, for the operation of an adult cabaret. The third property is owned by Corporation Lex and is located in Dallas, Texas. This property, formerly a vacant free-standing facility, which previously housed an adult cabaret operated by another entity controlled by Mr. Burch was sold by Corporation Lex on February 5, 2008, resulting in a net financial statemetn gain of approximately $25,000. The fourth property consists of 6.6 acres of undeveloped real estate located in Dallas, Texas. The Company has not determined the best and ultimate use of this undeveloped property.

The Company-operated Million Dollar Saloon is located in North Dallas and consists of a 9,750 square foot building located on an approximate 25,500 square foot tract of land fronting a major traffic artery.

Management believes that all of its properties are adequately covered by insurance.

Risk Factors

Certain of the statements contained in this Annual Report on Form 10-KSB are forward looking statements that involve risks and uncertainties. Such statements are subject to important factors that could cause actual results to differ materially, including the following risk factors:

The operations of Million Dollar Saloon have a definitive closing date
----------------------------------------------------------------------

In conjunction with an October 2002 Settlement Agreement with the City of Dallas, Texas, the Company's adult entertainment lounge and restaurant, Million Dollar Saloon, may operate in its present "non-conforming location" with a mandatory closing date of July 31, 2009. This requirement will have a significant negative impact on the Company's operations, revenues and earnings.

Our  officers  and  directors  are also our  largest  stockholder  and control a
--------------------------------------------------------------------------------
significant percentage of our common stock, the Company competes with businesses
--------------------------------------------------------------------------------
owned  by them  and  their  interests  may  conflict  with  those  of our  other
--------------------------------------------------------------------------------
stockholders.
-------------

As of the date of this filing, Nick Mehmeti, our Chief Executive Officer, Chief Financial Officer and directors and Duncan Burch, and Executive Vice President and director, in the aggregate, beneficially owned approximately 59.48% of our outstanding common stock. As a result, these stockholders acting together are able to exercise significant influence over most matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

Further, Nick Mehmeti and Duncan Burch, and/or entities under their control, own and/or operate other adult cabarets, restaurants and sports bars in the Dallas-Fort Worth Metroplex. Accordingly, the Company is engaged in direct competition with the adult cabarets owned by Messrs. Mehmeti and Burch for customers and employment of female entertainers. Mr. Mehmeti's and Mr. Burch's interests in these cabarets present potential conflicts of interest with those of the Company and its stockholders. The Company believes that the combination of its existing name recognition and its distinctive and unique entertainment allows it to effectively compete with these adult cabarets. However, the Company is unable to ascertain the effect, if any, that such competition has had on revenues or the Company's ability to attract and retain qualified female entertainers.

Adult Cabaret operations are subject to local economic conditions.
------------------------------------------------------------------

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

The Company's operations are directly attributable to overall fluctuations in visitor traffic to the Dallas-Ft. Worth Metroplex and the effects of shifts in economic and ethnic populations in the immediate geographical area of the Company's location. While the Company's facility holds a valid "sexually oriented business" license issued by the City of Dallas, Texas; the City of Dallas, Texas continues to pursue vigorous random on-site enforcement of its

Sexually Oriented Business Ordinance. This Ordinance restricts the attire and dancing activities at the Company's Million Dollar Saloon, and other local adult cabarets, which has resulted in unpredictable fluctuations in patron attendance at the Company's facilities.

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

Any of these factors, individually or in combination, including any significant decline in general corporate conditions or the domestic economy that affect consumer spending could have a material adverse effect on the Company's business and financial condition.

Failure to maintain adequate financial controls could result in lost revenues.
------------------------------------------------------------------------------

A significant part of the revenues earned by the Company through its adult nightclub operations will be collected in cash by full and part-time employees. Comprehensive financial controls are required to minimize the potential loss of revenue through theft or misappropriation of cash. To the extent that these controls are not structured or executed properly, significant cash revenues could be lost and the profitability of the Company could be impaired. The Company believes that it has implemented sufficient cash controls and is utilizing a combination of accounting and physical inventory control devices to deter theft and to provide a high level of security within its accounting practices and procedures.

Under current rules, we will be required to comply with certain of the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 as of December 31, 2008. Section 404 requires that we document and test our internal control over financial reporting and issue management's assessment of our internal control over financial reporting. We will be required to have our independent registered public accounting firm opine on those internal controls and management's assessment of those controls for our fiscal year ended December 31, 2009. During the course of our ongoing evaluation and integration of the internal control over financial reporting, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review. The time and costs necessary to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant.

We cannot be certain at this time that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that we or our auditors will not identify material weaknesses in internal control over financial reporting. If we fail to comply with the requirements of
Section 404 or if we or our auditors identify and report such material weakness, the accuracy and timeliness of the filing of our annual and quarterly reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal control over financial reporting could result in an increased chance of fraud and theft, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

There is significant competition within the adult cabaret industry.
-------------------------------------------------------------------

The adult cabaret entertainment business is highly competitive with respect to price, service, location and the professionalism of entertainment and is often affected by changes in consumer tastes, economic conditions, population, visitor and convention attendance and local traffic patterns. The Million Dollar Saloon competes in Dallas with a number of locally-owned adult cabarets, some of whose names may enjoy recognition that equals or exceeds that of the Million Dollar Saloon. Although the Company believes that due to its strategic location it will be able to compete successfully with other local adult cabarets, there can be no assurance that the Company will be able to maintain its high level of name recognition and prestige within the marketplace. The Company's success depends on maintaining a high quality of female entertainers and waitresses. Competition for female entertainers in the adult entertainment business is intense. The lack of availability of quality, personable, attractive entertainers or the Company's inability to attract and retain other key employees, such as kitchen personnel and bartenders, could adversely affect the business of the Company.

The Company's commercial  properties are not subject to long-term leases; rental
--------------------------------------------------------------------------------
income in the future may decline.
---------------------------------

The property owned by Corporation Lex has been vacant for several years and was sold on February 5, 2008. The property owned by Don, Inc., located in Ft. Worth, Texas, is currently leased by an entity controlled by Mr. Burch on a month-to-month basis. Although the Company is seeking lease terms that are at least comparable to terms for similar properties in the geographic area in which the properties are located, there can be no assurance that the Company will be able to enter into long-term leases for these properties that will be as favorable to the Company. The discontinuance of the month-to-month lease or failure to acquire a long-term lease agreement for the Fort Worth, Texas location could have a material adverse effect on the revenues of the Company.

Management of Growth.
---------------------

For the Company to expand its business operations, it must continue to improve and expand the expertise of its personnel and must attract, train and manage qualified managers and employees to oversee and manage the expanded operations. The Company may elect to expand its existing business operations by opening or acquiring additional adult cabarets in metropolitan areas located in the Southwestern United States. The opening of additional cabarets will subject the Company to a variety of risks associated with rapidly growing companies. In particular, the Company's growth may place a significant strain on its accounting systems, internal controls, and oversight of its day-to-day operations. Although management intends to take sufficient measures to provide that its internal controls remain adequate to meet the demands of any growth, there can be no assurance that its systems, controls or personnel will be sufficient to meet these demands. Inadequacies in these areas could have a material adverse effect on the Company's business, financial condition and results of operations.

We are subject to governmental regulation and must obtain permits related to the
--------------------------------------------------------------------------------
sale of alcoholic beverages and the operation of a sexually oriented business.
------------------------------------------------------------------------------

The Million Dollar Saloon is subject to licensing and regulation by alcoholic beverage control, health, sanitation, safety and fire agencies in the state, county and/or municipality where it is located. While the Company and Tempo Tamers have historically obtained annual renewals of the TABC Permits and Dallas Business Permit, there can be no assurance that the Permits will continue to be renewed. The temporary or permanent suspension or revocations of the TABC Permits or the Dallas Business Permit or the inability to obtain permits in potential areas of expansion would have a material adverse effect on the revenues, financial condition and results of operations of the Company.

We generally have not encountered any material difficulties or failures in obtaining and maintaining the required licenses and approvals that could delay or prevent the opening of a new restaurant, or impact the continuing operations of an existing restaurant. Although we do not, at this time, anticipate any occurring in the future, we cannot assure you that we will not experience material difficulties or failures that could delay the opening of restaurants in the future, or impact the continuing operations of an existing restaurant.

We are further subject to the Fair Labor Standards Act (which governs such matters as minimum wages, overtime and other working conditions), the Americans with Disabilities Act, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated by federal, state and local governmental authorities that govern these and other employment matters. We expect increases in payroll expenses as a result of federal and state mandated increases in the minimum wage. In addition, our vendors may be affected by higher minimum wage standards, which may increase the price of goods and services they supply to us.

In May 2003, the City of Dallas, Texas agreed to allow Tempo Tamers to continue to operate the Million Dollar Saloon at its current location through the last day of July 2009. Affiliated entities, Mainstage, Inc. and Allen Burch, Inc., (corporations controlled by Nick Mehmeti and Duncan Burch, respectively) then agreed with the City of Dallas, Texas to discontinue the respective operations of their respective sexually oriented businesses in January and March, 2004. The cessation of operations by Mainstage and Allen Burch triggered the $500,000 payment clause to each entity as set forth in the May 2003 Settlement Agreement. The aggregate $1,000,000 payment has been accrued in the Company's financial statements and is being amortized to operations over the 67 month term from the triggering event date(s) through the mandatory closing date of the Million Dollar Saloon in it's present "non-conforming location" on July 31, 2009.

In 2008, the Texas Alcoholic Beverage Commission initiated a regulatory action against Tempo Tamers Beverage Company, Inc. styled "Texas Alcoholic Beverage
Commission v. Tempo Tamers Beverage Company Inc." This Action is being vigorously contested by the Company and the potential outcome of this administrative action is not determinable at this time. Management is aggressively defending these actions and no material impact to the Company's financial condition is anticipated at this time; however, a finding against Tempo Tamers Beverage Company, Inc. could have a significant detrimental impact on the operation of the Club.

We may be subject to liabilities in excess of the coverage provided by insurance
--------------------------------------------------------------------------------

We maintain insurance in amounts we consider adequate for personal injury and property damage to which the business of the Company may be subject. The Company does not maintain personal injury liquor liability insurance for exposures or potential liabilities that may be imposed pursuant to the Texas "Dram Shop" statute or similar "Dram Shop" statutes. The Texas "Dram Shop" statute provides a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person if it was apparent to the server that the individual being sold, served or provided with an alcoholic beverage was obviously intoxicated to the extent that he presented a clear danger to himself and others. There can be no assurance, however, that uninsured liabilities may not arise which could have a material adverse effect on the Company.

Limitations on protection of service marks.
-------------------------------------------

Rights of the Company to the trade name "Million Dollar Saloon" were purchased. There is no assurance that the Company will be able to protect its trade name to deter misappropriation of its protected intellectual property rights. Litigation may be necessary in the future to protect the Company's rights from infringement, which may be costly and time consuming. The loss of the right to use the trade name "Million Dollar Saloon" would have a material adverse effect on the Company and its business operations.

Our Board of Directors may issue, without stockholder approval,  preferred stock
---------------------------------------------------------------  ---------------
with  dividend,  liquidation,  conversion,  voting or other  rights  which could
--------------------------------------------------------------------------------
adversely  affect the voting  power or other rights of the holders of our common
--------------------------------------------------------------------------------
stock.
------

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors may issue, without stockholder approval, preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. As of the date of this filing , there are no shares of preferred stock outstanding. If shares of preferred stock are issued, such shares could affect the rights of holders of our common stock.

Penny stock regulations may impose certain  restrictions on marketability of our
------------------------------------------  ------------------------------------
securities.
-----------

The trading of our common stock is subject to rules pertaining to "penny stocks." The SEC has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established clients and "accredited investors." For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell shares of common stock and may affect the ability of investors to sell such shares of our common stock in the secondary market and the price at which such investors can sell any of such shares.

Investors should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

-- control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer

-- manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases

--   "boiler  room"   practices   involving  high  pressure  sales  tactics  and
     unrealistic price projections by inexperienced sales persons

-- excessive and undisclosed bid-ask differentials and markups by selling broker-dealers

-- the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses

Our management is aware of the abuses that have occurred historically in the penny stock market.

We can give no assurances as to the market for our common stock.
----------------------------------------------------------------

Since 1996, our common stock has been quoted on the OTC Bulletin Board under the symbol "MLDS." There is a limited market for our shares. We cannot assure you that an active trading market will develop, or if it does, that it will be sustained.

We do not  currently  pay  dividends on our common  stock and do not  anticipate
--------------------------------------------------------------------------------
doing so in the future.
-----------------------

We have paid no cash dividends on our common stock, and there can be no assurance that we will achieve sufficient earnings to pay cash dividends on our common stock in the future. We intend to retain any earnings to fund our operations. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, the terms of our credit agreement prohibit the payment of any dividends to the holders of our common stock.

Our stock is thinly  traded,  so you may be unable to sell at or near ask prices
--------------------------------------------------------------------------------
or at all.
----------

The shares of our common stock are quoted on the OTC Bulletin Board. Shares of our common stock are thinly-traded, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including:

-- we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume; and

--   stock  analysts,   stock  brokers  and   institutional   investors  may  be
     risk-averse and be reluctant to recommend the purchase of our shares until such time as we became more seasoned and viable.

As a consequence, our stock price may not reflect an actual or perceived value. Also, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. A broader or more active public trading market for our common shares may not develop or if developed, may not be sustained. Due to these conditions, you may not be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.


Item 2 - Description of Property

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

The Fort Worth, Texas facility is owned by Don, Inc. and is leased to an entity controlled by Duncan Burch, an officer and director of the Company, for the operation of an adult cabaret. The property is a stand-alone structure and is 100% occupied with a single tenant. The property is subject to a month-to-month lease that requires the tenant to pay a weekly rental of $8,500.

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

However, the Settlement Agreement did affect the usage of the property owned by Corporation Lex located at 3021 Northwest Highway, Dallas, Texas. In accordance with the Settlement Agreement, the lessee terminated the operation of the adult cabaret business at the Northwest Highway location on July 31, 2003. The facility has been vacant since that date and was sold by Corporation Lex on February 5, 2008, resulting in a net gain of approximately $25,000.


The following is a summary of the terms, conditions and operating parameters of the referenced properties:

                                                                   Location/Address
                                                                   ----------------

                                                  3021 Northwest Highway    3601 State Highway 157
                                                       Dallas, Texas            Ft. Worth, Texas
                                                       -------------            ----------------

   Owner                                              Corporation Lex               Don, Inc.
   Square footage
     Building                                              8,550                     4,850
     Real estate tract                                    37,162                    60,398
   Mortgages                                               None                      None
   Lease expiration                                       Vacant                month-to-month
   Scheduled rentals                                      Vacant                $8,500 per week
   Effective annual rental per square foot
     (Total lease term)                                    $-0-                     $91.13
   Gross book basis (including land)                    $1,206,829                 $160,447
   Net book basis (including land)                       $866,540                   $56,263
   Federal income tax basis (excluding land)             $335,901                   $18,418
   Depreciation method and life                         SL-19 years              ACRS-15 years



Item 3 - Legal Proceedings

1) City of Dallas licensing

     In conjunction with an October 2002 Settlement Agreement with the City of Dallas, Texas, the Company entered into negotiations between the Company's wholly-owned subsidiary, Tempo Tamers, Inc., Mainstage, Inc. (Mainstage), an entity controlled by Nick Mehmeti, the Company's President, which operated a non-conforming adult cabaret located in Dallas, Texas, called P.T.'s and Allen-Burch, Inc. (Allen Burch), an entity controlled by Duncan Burch, a Company officer and significant shareholder, also operating a non-conforming adult cabaret known as The Fare. These negotiations were initiated to determine which of these non-conforming entities would continue operating in a "non-conforming location". In May 2003, these three affiliated parties granted the exclusive right to negotiate with the City of Dallas, Texas to Tempo Tamers, Inc. for the continuance of the operations of the Million Dollar Saloon as a sexually oriented business in a "non-conforming location." This Settlement Agreement provided that, in the event that the City of Dallas, Texas granted the Million Dollar Saloon the exclusive right to continue operating as an adult cabaret in a "non-conforming location" for a six (6) year period, Tempo Tamers would pay $500,000 each to Mainstage and Allen Burch and Mainstage and Allen-Burch would each discontinue the operation of their respective sexually oriented businesses. In May 2003, the City of Dallas, Texas agreed to allow Tempo Tamers to continue to operate the Million Dollar Saloon at its current location through the last day of July 2009. Mainstage and Allen Burch then agreed with the City of Dallas, Texas to discontinue the respective operations of Mainstage and The Fare, respectively, as sexually oriented business in January and March, 2004, respectively. The cessation of operations by Mainstage and Allen Burch triggered the $500,000 payment clause to each entity as set forth in the May 2003 Settlement Agreement. The aggregate $1,000,000 payment was accrued in the Company's financial statements and is being amortized to operations over the 67 month term from the triggering event date(s) through the mandatory closing date of the Million Dollar Saloon in it's present "non-conforming location" on July 31, 2009.

2) "John Doe I" v. Tempo Tamers Beverage Company, Inc. dba Million Dollar Saloon and Christopher John Thornton, Dallas County Texas District Court Cause No. 05-02015; filed February 24, 2005 and settled on October 20, 2005. Plaintiff "Doe I" filed a wrongful death/survivor claim under Section
     2.02 of the Texas Alcoholic Beverage Code (dram shop). The suit alleged that a customer of the Million Dollar Saloon was served in violation of
     Section 2.02 resulting in a motor vehicle collision causing the wrongful death of "Doe I's" spouse. While the Company's wholly-owned subsidiary denied all allegations; the case was settled on October 20, 2005 under a sealed confidentiality settlement agreement. The settlement was for the gross sum of $460,000 to be paid as follows: $50,000 on the signing of the settlement documents, $50,000 on or about January 13, 2006 and $7,500 per month starting on November 1, 2005 through October 1, 2009. The settlement is non-interest bearing and, per the requirements of generally accepted accounting principles, has been discounted at the Prime Rate of 6.75% to yield a net settlement of approximately $415,026, exclusive of imputed interest. The entire discounted settlement was charged to operations on the October 2005 settlement date.

3) "John Doe II" v. Tempo Tamers, Inc. dba Million Dollar Saloon; Dallas County Texas 44th District Court Cause No. 04-09918-A; filed September 24, 2004. Clarendon American Insurance Company v. Tempo Tamers, Inc. dba

     Million Dollar Saloon; Dallas County Texas 44th District Court Cause No. 06-11838; filed November 17, 2006.

     This is a suit for  damages/loss of consortium  brought by Plaintiffs under
     Section 2.02 of the Texas Alcoholic Beverage Code. The Plaintiff claimed he was served by Million Dollar Saloon employees in violation of Section 2.02 resulting in a motorcycle accident whereby he sustained head injuries and has medical bills over $300,000. The Plaintiff further asserted to have no or diminished capacity to continue his profession. The Company's wholly-owned subsidiary, Tempo Tamers, Inc., vigorously denied the allegations and asserted that the Plaintiff's accident was primarily, if not exclusively, of his own doing and asserted that the Plaintiff was more than 50% responsible for his injuries and that the only valid cause of action was pursuant to Section 2.02. The Company denied all liability.

     In 2006, the Company's insurance carrier (Clarendon) sued the Company claiming that they had no obligation to pay the claim of the plaintiffs in the Dryer litigation.

     In 2007, the Company, without an admission of liability, settled all claims in a confidential settlement agreement whereby Tempo Tamers, Inc. agreed to reimburse Clarendon $25,000 of the monies Clarendon paid to Plaintiffs, in five (5) monthly installments of $5,000 each, with the first monthly installment to be paid on November 1, 2007 and the last installment to be paid on March 1, 2008. Thereafter, Tempo Tamers, Inc. agreed to pay Doe II and Doe II's counsel the total sum of $75,000, to be paid in 15 monthly installments of $5,000 each, commencing on April 1, 2008 with the final installment to be paid on July 1, 2009. The effect and settlement of these actions was charged to operations on the November 2007 settlement date.

4) Cody Staus and Kelly Nowlin v. Million Dollar Saloon Inc. dba Million Dollar Saloon; Dallas County Texas District Court Cause No.; 05-04622-K, filed May 10, 2005. This case was brought by Plaintiffs Staus and Nowlin claiming they were assaulted by employees/security of Million Dollar Saloon and seek actual and punitive damages. This matter was settled in June 2006 for an aggregate $10,000 cash to all Plaintiffs and charged to operations at the settlement date.

5) Beatrice Hunter v. Tempo Tamers, Inc. and Tempo Tamers Beverage Company Cause # 06-12954 in the116th Judicial District Court for Dallas County Texas, filed December 28, 2006.

     This case was originally brought by a person injured in a car accident with an alleged customer of the Million Dollar Saloon against Million Dollar Saloon, Inc. alleging a variety of causes of action including violations under Section 2.02 of the Texas Alcoholic Beverage Code, negligence, gross negligence and other allegations. Million Dollar Saloon, Inc. claimed that it was not liable as it did not operate the Club and claimed that Section
     2.02 was the only valid cause of action and injuries were due to the conduct of the driver of the woman's car to an extent to bar any recovery against the Million Dollar Saloon. The initial case was dismissed against Million Dollar Saloon Inc. when a settlement was reached between the Plaintiff and alleged customer. A new lawsuit was thereafter refiled against Tempo Tamers Inc. and Tempo Tamers Beverage Company Inc. This case is scheduled for a jury trial to commence on August 11, 2008 and the ultimate outcome is not determinable at this time. Management is aggressively defending these actions and no material impact to the Company's financial condition is anticipated at this time.

6) Texas Alcoholic Beverage Commission v. Tempo Tamers Beverage Company Inc.

     This is Administrative action brought by a state regulatory agency against a non subsidiary corporation which provides Tempo Tamers, Inc. with liquor permitting and services for the Tempo Tamers, Inc.'s business operations known as "Million Dollar Saloon".

     This Action is being vigorously contested by the Company and the potential outcome of this administrative action is not determinable at this time. Management is aggressively defending these actions and no material impact to the Company's financial condition is anticipated at this time; however, a finding against Tempo Tamers Beverage Company, Inc. could have a significant detrimental impact on the operation of the Club.

From time-to-time, in the ordinary course of business, the Company has become and may become party to other lawsuits. The outcome of this litigation, existing or future, if any, is not determinable at this time. Management is aggressively defending any current actions and anticipates aggressively defending future actions, if any.

Item 4 - Submission of Matters to a Vote of Security Holders

The Company has not conducted any meetings of shareholders during the preceding quarter or periods subsequent thereto.


                                     PART II

Item 5 - Market for Company's Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Transfer Agent

Our independent stock transfer agent is Securities Transfer Corporation. Their address is 2591 Dallas Parkway, Suite 102, Frisco, TX 75034. Their phone number is (469) 633-0101 and their fax number is (469) 633-0088.


Market for Trading

As of June 30, 2008, the Company had approximately 824 holders of record, exclusive of shares held in "street name", of its Common Stock and had 5,731,778 issued and outstanding shares of Common Stock.

The Company's Common Stock has been quoted on The OTC Bulletin Board under symbol "MLDS" since January 29, 1996. The following table sets forth the quarterly average high and low closing bid prices per share for the Common
Stock:

                                                   High                Low
                                                   ----                ---
Fiscal year ended December 31, 2003
   Quarter ended March 31, 2003                   $0.25              $0.11
   Quarter ended June 30, 2003                     0.25               0.11
   Quarter ended September 30, 2003                0.29               0.12
   Quarter ended December 31, 2003                 0.28               0.12

Fiscal year ended December 31, 2004
   Quarter ended March 31, 2004                   $0.15              $0.12
   Quarter ended June 30, 2004                     0.24               0.10
   Quarter ended September 30, 2004                0.24               0.12
   Quarter ended December 30, 2004                 0.25               0.13

Fiscal year ended December 31, 2005
   Quarter ended March 31, 2005                   $0.39              $0.15
   Quarter ended June 30, 2005                     0.22               0.07
   Quarter ended September 30, 2005                0.19               0.09
   Quarter ended December 31, 2005                 0.17               0.13

Fiscal year ending December 31, 2006
   Quarter ended March 31, 2006                   $0.20              $0.15
   Quarter ended June 30, 2006                     0.30               0.16
   Quarter ended September 30, 2006                0.20               0.15
   Quarter ended December 31, 2006                 0.25               0.15

Fiscal year ended December 31, 2007
   Quarter ended March 31, 2007                   $0.23              $0.19
   Quarter ended June 30, 2007                     0.25               0.19
   Quarter ended September 30, 2007                0.25               0.19
   Quarter ended December 31, 2007                 0.25               0.19

Fiscal year ended December 31, 2008
   Quarter ended March 31, 2008                   $0.28              $0.19
   Quarter ended June 30, 2008                     0.25               0.20

The source for the high and low closing bids quotations is the National Quotation Bureau, Inc. and does not reflect inter-dealer prices, such quotations are without retail mark-ups, mark-downs or commissions, and may not represent actual transactions and have not been adjusted for stock dividends or splits. The reported closing price of the Company's common stock, based on the last reported trade on July 7, 2008 was $0.20 per share.

Common Stock
------------

The Company's Articles of Incorporation authorize the issuance of up to 50,000,000 shares of $0.001 par value Common Stock. Each record holder of Common Stock is entitled to one vote for each share held on all matters properly submitted to the stockholders for their vote. The Company's Articles of Incorporation do not permit for cumulative voting for the election of directors.

Holders of outstanding shares of Common Stock are entitled to such dividends as may be declared from time to time by the Board of Directors out of legally available funds; and, in the event of liquidation, dissolution or winding up of the affairs of the Company, holders are entitled to receive, ratably, the net assets of the Company available to stockholders after distribution is made to the preferred stockholders, if any, who are given preferred rights upon liquidation. Holders of outstanding shares of Common Stock have no preemptive, conversion or redemption rights. All of the issued and outstanding shares of Common Stock are, and all unissued shares when offered and sold will be, duly authorized, validly issued, fully paid, and non-assessable. To the extent that additional shares of the Company's Common Stock are issued, the relative interests of then existing stockholders may be diluted.

Recent issuances of Unregistered Securities
-------------------------------------------

None

Dividend policy
---------------

No dividends have been paid in the most recent fiscal year and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future. It is the current policy to retain all earnings, if any, to support current operations.


Item 6 - Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this annual report on Form 10-KSB. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled "Risk Factors" and "Caution Regarding Forward-Looking Information" appearing elsewhere in this annual report on Form 10-KSB.

Critical Accounting Policies and Estimates
------------------------------------------

Our discussion and analysis of our financial condition and results of operations are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by our management. We analyze our estimates including those related to marketable securities, accounts receivable, revenue recognition, inventory, and income taxes, and base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Year ended December 31, 2004 as compared to Year ended December 31, 2003
------------------------------------------------------------------------

Bar and restaurant sales increased by approximately $317,000 (or 10.42)% in the year ended December 31, 2004. Bar and restaurant sales were approximately
$3,359,000 for the year ended December 31, 2004 as compared to approximately $3,042,000 for 2003.

The increase over the comparable period from the preceding year is generally attributable to overall fluctuations in visitor traffic to the Dallas-Ft. Worth Metroplex and the effects of changes in the economic and ethnic populations in the immediate geographic area of the Company's physical location. The Company has experienced continually deteriorating revenue volumes over the past 4 calendar quarters and management is unable to predict if these trends are expected to continue into 2005 or reverse themselves.

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

The Company's rental income declined by approximately $222,000 to approximately $456,000 for the year ended December 31, 2004 as compared to approximately $678,000 for Calendar 2003. All of the leases were/are with entities controlled by Duncan Burch, one of the Company's controlling shareholders.

On January 30, 2001, the Company's Board of Directors approved an amendment to the lease agreement covering the property owned by Corporation Lex, a Company subsidiary. The amendment provided that effective January 1, 2001, the base rental was reduced from $4,750 per week to $1,000 per week. Additionally, the amended lease provided that the Company, as landlord, shall receive 10% of the gross revenues generated from the business located at the property, less State Liquor and State Sales Taxes, payable quarterly, with a minimum weekly payment of $1,000 which will be credited against the quarterly percentage rent due. During Calendar 2003, approximately $31,000 in lease payments were received by the Company for this property.

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

                    Year ended
                   December 31,                          Amount due
                   ------------                          ----------

                       2001                              $  42,952
                       2002                                 98,000
                       2003                                107,513
                                                         ---------

                       Total                             $ 248,465
                                                         =========
In December 2003, the Company's Board of Directors accepted notice from the lessee, an entity controlled by Duncan Burch, an officer, director and controlling shareholder, that the percentage rent due to the Company would not be paid. Accordingly, the Company recognized a charge to operations on December 31, 2003 of approximately $248,465 as bad debt expense from uncollectible trade accounts receivable.

During Calendar 2004, Management reclassified the net carrying value, approximately $871,000, to "Property and equipment held for sale" in the Company's financial statements on the date of listing for sale during the quarter ended September 30, 2004. This property was sold on February 5, 2008 for net proceeds of approximately $896,000, resulting in a net gain at the time of sale of approximately $25,000. Accordingly, management did not and has not provided a loss or impairment of the recorded carrying value as of the date of the accompanying financial statements.

Our rental real estate owned by Don, Inc. is also subject to a lease with a separate entity controlled by Duncan Burch, an officer, director and controlling shareholder of the Company. This lease expired in August 2003 and is being continued on a month-to-month basis at the final contractual rental rate of approximately $8,500 per week. This arrangement continues in this fashion through the date of this filing.

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

Cost of sales increased to approximately $1,887,000 for the year ended December 31, 2004 as compared to approximately $1,782,000 for the 2003. Gross profit percentages remain relatively constant at 50.54% (approximately $1,928,000) for the year ended December 31, 2004 versus 52.09% (approximately $1,938,000) for 2003. Fluctuations in the Company's gross profit percentages react to and parallel the key areas of management focus for cost of sales expenditure control
- principally personnel staffing levels and food and beverage costs. These areas, specifically cost controls over purchasing, inventory management protocols and labor management, are continuously monitored to maintain the Company's gross profit percentages.

General and administrative expenses were approximately $1,858,000 for the year ended December 31, 2004 as compared to approximately $2,283,000 for 2003. The decrease was attributable to the lack of professional fees for investigation of possible business acquisition targets and increased legal expenses as a result of ongoing litigation and issues related to the City of Dallas Sexually Oriented Business Ordinance which were incurred during 2003 and did not recur in the current operating year. Further, the Company's executive compensation, which increased dramatically during 2002, has stabilized and current expenditure levels are anticipated to remain stable into the foreseeable future. The Company anticipates relatively constant expenditure levels for general operating expenses in future periods and management continues to monitor its expenditure levels to achieve optimum financial results.

Net income before income taxes was approximately $74,000 for the year ended December 31, 2004 versus approximately $(321,679) for 2003. After-tax net income increased by approximately $291,000 from approximately $(220,000) for year ended December 31, 2003 to approximately $71,000 for 2004. The Company experienced earnings per share of approximately $0.01 and $(0.04) per share for each of the years ended December 31, 2004 and 2003, respectively.

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

Liquidity

As of December 31, 2004 and 2003, the Company has working capital of approximately $(719,000) and $(1,810,000). The Company achieved positive (negative) cash flows from operations of approximately $418,000 for the 2004 versus approximately $(276,000) for 2003.

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

On January 29, 2004, the Company obtained permanent long-term financing from Citizens National Bank, Waxahachie, Texas, and used the proceeds to pay off in full the original note payable to the seller. The term loan had an original balance of $2,000,000 and initially bore interest at 6.5% for the first year and then adjusts to 1% above the published prime rate. The interest rate adjusts every 12 months commencing January 29, 2005. The note required initial monthly principal and interest payments of $17,426. As this is a variable interest rate note, the payments may change after the 12th payment and every succeeding 12th payment thereafter. The note matures on January 29, 2019. The note is secured by the underlying land and the separate personal guaranty of Duncan Burch and Nick Mehmeti, each a Company officer, director and controlling shareholder.

Our primary source of liquidity is generated from ongoing operations. Our liquidity beyond July 2009 will be greatly diminished after the closing of the Million Dollar Saloon.

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

The property is undeveloped and suitable for commercial development. Although the Company has not determined the usage of the land, the Company may, subject to zoning and permissible use statutes, use a portion of the land for an adult cabaret and sell the remaining undeveloped property to a third party. The development of the property will be subject to the Company obtaining a construction loan. The Company does not currently know the amount of the loan it will need to develop this property or whether it will be able to obtain a sufficient loan for development of the property or, if obtained, whether the terms of the loan will be favorable to the Company.

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

Accounting Pronouncements

The Company knows of no new accounting releases or pronouncements that will have any impact upon the Company's financial statements upon adoption.


Item 7 - Index to Financial Statements

The required financial statements begin on page F-1 of this document.


Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Resignation of S. W. Hatfield, CPA's
------------------------------------

On October 8, 2004, the Board of Directors of Million Dollar Saloon, Inc. (Company) was notified by it's auditors, S. W. Hatfield, CPA (SWHCPA) of Dallas, Texas that, due to the partner rotation rules and regulations of the U. S. Securities and Exchange Commission and Sarbanes-Oxley Act of 2002, SWHCPA would resign effective upon the Company's filing of the Form 10-QSB for the quarter ended September 30, 2004.

The Company's Board of Directors accepted the resignation of SWHCPA.

No accountant's report on the financial statements for either of the years ended December 31, 2003 and 2002 contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of the Company to continue as a going concern.

During the Company's  two most recent fiscal years (ended  December 31, 2003 and
2002) and from January 1, 2004 through the date of the filing of the Form 8-K reporting this event, there were no disagreements with SWHCPA on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(iv)(B) of Regulation S-B, during the Company's two most recent fiscal years (ended December 31, 2003 and 2002) and from January 1, 2004 through the date of the Form 8-K reporting this event.

Engagement of Blanchfield, Meyer, Kober & Rizzo, LLP
----------------------------------------------------

On December 1, 2005, the Company's Board of Directors approved the engagement of Blanchfield, Meyer, Kober & Rizzo, LLP of Hauppauge, NY (BMK&R) as the Company's new registered independent public accounting firm to audit the Company's financial statements for the year ended December 31, 2004 and subsequent periods. Pursuant to SEC Release 34-42266, BMK&R will also review the Company's financial statements to be reported in Quarterly Reports on Form 10-QSB.

The Company did not consult with BMK&R at any time prior to December 1, 2005, including the Company's two most recent fiscal years ended December 31, 2003 and 2002, and the subsequent interim periods through the date of this Report, with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any other matters or reportable events set forth in Item 304(a)(2)(I) and (ii) of Regulation S-B.

Item 8A - Controls and Procedures

Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

-- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

-- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this evaluation and those criteria, our management, with the participation of our CEO and CFO, concluded that, as of December 31, 2004, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B - Other Information

None

                                    PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information about the directors and executive officers of the Company. All directors of the Company hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. Executive officers of the Company are elected by the Board of Directors to hold office until the annual meeting of directors following the annual meeting of shareholders or until their respective successors are duly elected and qualified or their earlier resignation or removal.

                Name                    Age                        Position
                ----                    ---                        --------


           Nick Mehmeti                 50            President, Chief Executive
                                                       Officer, Chief Financial
                                                         Officer and Director
           Duncan Burch                 50             Executive Vice President
                                                             and Director
           Dewanna Ross                 52                Secretary/Treasurer


Nick Mehmeti - Mr.Mehmeti has served as the Company's President, Chief Executive Officer and a director since January 2000 and as the Company's Chief Financial Officer since March 2, 2001. Mr. Mehmeti, his affiliates and his affiliated companies have owned and operated restaurants and adult cabarets in the Dallas-Fort Worth Metroplex for more than 15 years. Mr. Mehmeti will devote as much of his time as is necessary to perform his duties as President, Chief Executive Officer, Chief Financial Officer and a director of the Company.

Duncan Burch - Mr. Burch has served as the Company's Executive Vice President and a director since January 2000. Mr. Burch, his affiliates and his affiliated companies have owned and operated restaurants and adult cabarets in the Dallas-Fort Worth Metroplex for at least the past ten years. Mr. Burch will devote as much of his time as is necessary to perform his duties as an officer and a director of the Company.

Dewanna Ross - Ms. Ross has served in various positions with the Company since 1995. Ms. Ross served as a director of the Company from 1995 until January 2002. She served as President and Chief Executive Officer of the Company from July 1999 to January 2000. She served as Vice President of Operations and Chief Operating Officer of the Company from January 19, 2000 to January 10, 2002. She currently serves as Secretary-Treasurer of the Company. Ms. Ross is responsible for the development of the corporate procedures, including the hiring and training of corporate staff and the day-to-day operations of the Company's Million Dollar Saloon. Ms. Ross has also served as an officer and operator of a private club and as an officer of other businesses. Ms. Ross has a Bachelor of Arts degree from the University of Texas at Dallas.

Board of Directors and Committees

We are managed under the direction of our board of directors. The size of our board of directors is set at three members, and we currently have three directors, all of whom are employees of the Company. During the fiscal year ended December 31, 2003, the Board held one meeting, its annual meeting. The Company does not have a standing audit committee, compensation committee or nomimating committee or any other committee. The Company does not have an independent audit committee financial expert, as defined in Item 407(d)(5). The

Company currently does not pay a director fee for attending scheduled and special meetings of the Board of Directors. The Company pays expenses of all of its directors in attending meetings.

Identifying and Evaluating Nominees for Directors

Our board of directors does not have a standing nominating committee. The entire board of directors participates in the consideration of director nominees. Our board of directors does not consider it necessary to establish a nominating committee because our board of directors is relatively small in size and believes it can operate more effectively in concert. Further, because there has not been turnover on our board of directors, there has been no need to nominate new directors. In the event that vacancies are anticipated or otherwise arise, our board of directors will consider various potential candidates. Our board of directors anticipates that it would utilize a variety of methods for identifying and evaluating nominees for director. Candidates may come to the attention of our board of directors through current board members, professional search firms, stockholders or other persons. These candidates would be evaluated at regular or special meetings of our board of directors and may be considered at any point during the year.

Our board of directors will consider stockholder nominations for director candidates upon written submission of such recommendation to our corporate secretary along with, among other things, the nominee's qualifications and certain biographical information regarding the nominee, such nominee's written consent to serving as a director if elected and being named in any proxy or information statement and certain information regarding the status of the stockholder submitting the recommendation, all in the manner required by our amended and restated bylaws and the applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. Following verification of the stockholder status of persons proposing candidates, recommendations will be aggregated and considered by our board of directors at a regularly scheduled or special meeting. If any materials are provided by a stockholder in connection with the nomination of a director candidate, such materials will be forwarded to our board of directors.

Communications with the Board

Individuals may communicate with the Company's Board of Directors or individual directors by writing to the Company's Secretary at 6848 Greenville Avenue, Dallas, Texas 7231. The Secretary will review all such correspondence and forward to the Board of Directors a summary of all such correspondence and copies of all correspondence that, in the opinion of the Secretary, relates to the functions of the Board or committees thereof or that he otherwise determines requires their attention. Directors may review a log of all such correspondence received by the Company and request copies. Concerns relating to accounting, internal control over financial reporting or auditing matters will be immediately brought to the attention of the Board of Directors and handled in accordance with its procedures established with respect to such matters.

Code of Ethics

The Company's Board of Directors have adopted a Code of Ethics which applies to its Chief Executive Officer and Chief Financial Officer, which is filed as
Exhibit 14.1 to this Form 10-KSB. A copy of the code of ethics is available in print without charge to any person who sends a request to the office of the Secretary of the Company at 6848 Greenville Avenue, Dallas, Texas 75231.

Indemnification of Officers and Directors.

The Company's By-Laws provide for the indemnification of its, directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such persons promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company, which it may be unable to recoup.

Director Independence and Conflicts of Interest

None of our directors are independent directors under NASDAQ or AMEX general independence rules and under the independence rules applicable to audit committees, nominating committees and compensation committees. Non of our directors are "non-employee directors" as defined by Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, or "outside directors" as defined by Section 162(m) of the Internal Revenue Code.

None of the officers of the Company will devote of their respective time to the affairs of the Company than is deemed necessary by them. Mr. Mehmeti and Mr. Burch have ownership interests in other business ventures which are in direct competition with the Company. These business interests present potential conflicts of interest with those of the Company and its stockholders. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel.
There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

The Company has adopted a policy under which any consulting or finders fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock rather than in cash, if deemed beneficial to the Company. Accordingly, the Company is unable to predict whether, or in what amount, such stock issuance might be made.
However, through the filing date of this report, no such shares have been issued pursuant to arrangements of this nature.

Section 16(a) Beneficial Ownership Compliance

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

Based solely on a review of reports furnished to the Company during the fiscal year ended December 31, 2004 or written representations from the Company's directors and executive officers, Mr. Mehmeti, Mr. Burch and Ms. Ross failed to comply with the Section 16(a) filing requirements applicable to its directors, officers and 10% holders for either year were complied with.


Item 10 - Executive Compensation

The following summary compensation table sets forth the compensation paid or accrued by the Company to each of the Company's executive officers for services rendered to the Company during the Company's fiscal years ended December 31, 2004, 2003 and 2002.

                                                                         Long-Term
                                                                        Compensation
                                         Annual Compensation               Awards            Payouts
                                         -------------------            ------------         -------
                                                      Other      Restricted   Securities                   All
                                        Salary/       Annual       Stock      Underlying      LTIP        Other
Name/Title                     Year      Bonus     Compensation    Awards    Options/SARs   Payouts   Compensation
----------                     ----   -- ------    ------------    ------    ------------   -------   ------------
Nick Mehmeti                   2004     $78,000        $-0-         $-0-         $-0-         $-0-        $-0-
Chief Executive Officer and    2003    $131,000        $-0-         $-0-         $-0-         $-0-        $-0-
Chief Financial Officer        2002     $78,000        $-0-         $-0-         $-0-         $-0-        $-0-

Duncan Burch                   2004     $78,000        $-0-         $-0-         $-0-         $-0-        $-0-
Executive Vice President       2003    $131,000        $-0-         $-0-         $-0-         $-0-        $-0-
                               2002     $78,000        $-0-         $-0-         $-0-         $-0-        $-0-

Dewanna Ross                   2004     $79,624        $-0-         $-0-         $-0-         $-0-        $-0-
Secretary/Treasurer            2003     $84,000        $-0-         $-0-         $-0-         $-0-        $-0-
                               2002     $79,500        $-0-         $-0-         $-0-         $-0-        $-0-


Option Grants In Last Fiscal Year

There were no grants of stock options to any officer or director of the Company during the fiscal year ended December 31, 2004, 2003 or 2002.

Option Exercises And Holdings

The Company does not have a stock option plan. Except as disclosed in "Security Ownership of Certain Beneficial Owners and Management," no officer, director or employee of the Company holds any stock options to purchase shares of Common Stock of the Company.

Committees of the Board of Directors and Director Compensation

There are no audit, compensation or other committees of the Board of Directors of the Company. The Company currently does not pay a director fee for attending scheduled and special meetings of the Board of Directors. The Company pays expenses of all of its directors in attending meetings.


Item 11 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of the filing date of this Annual Report relating to the beneficial ownership (as defined by the rules of the Securities and Exchange Commission) of shares of Common Stock by (I) each person who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the President and Chief Executive Officer of the Company for the year ended December 31, 2004, and (iv) each named executive officer of the Company, and (v) all executive officers and directors of the Company as a group.
                                                                     % of Class
                                                                    Beneficially
     Name and address                        Number of Shares         Owned (1)
     ----------------                        ----------------       ------------

     Nick Mehmeti (2)                          1,675,787 (3)            29.24%
     Duncan Burch (2)                          1,675,787 (3)            29.24%
     The Irrevocable Equity Trust No. 1
         J. M. Tibbals, Trustee (4)              451,558                 7.88%
     Ronald A. Zlatniski (5)                     322,610                 5.63%
     Dewanna Ross (2)                              4,000                 0.70%

     All Officers and Directors
         as a Group                            3,355,574                58.54%


(1) Beneficial ownership is determined in accordance with the SEC's rules. In determining the percent of Common Stock owned by a person (a) the numerator is the number of shares of Common Stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 5,731,778 shares in the aggregate of Common Stock on the filing date of this Annual Report and (ii) any shares of Common Stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any options or warrants or the conversion of any other convertible securities held by any other person

(2) Mr. Mehmeti is the President, Chief Executive Officer, Chief Financial Officer and a director of the Company and Mr. Burch is the Executive Vice President and a director of the Company. Ms. Ross is the Corporate Secretary/Treasurer. The mailing address for these individuals is c/o the Company, 6848 Greenville Ave., Dallas, Texas 75231.

(3) Excludes an expired option to purchase 400,000 shares of the Common Stock of the Company for $440,000 ($1.10 per share) which was jointly owned by Messrs. Mehmeti and Burch and could have been exercised in whole or in part at any time through October 18, 2004 when such option expired.

(4) The mailing address for The Irrevocable Equity Trust No. 1 is c/o J.M. Tibbals, Arter & Hadden, 1717 Main Street, Suite 4100, Dallas, Texas 75201.

(5) The mailing address for Mr. Zlatniski is 1450 Raleigh Road, Suite 300, Chapel Hill, NC 27517.


Item  12  -  Certain   Relationships  and  Related   Transactions  and  Director
Independence

The Company provides management support and conducts its business operations through its wholly-owned operating subsidiaries: Furrh, Inc., Tempo Tamers, Inc. ("Tempo Tamers"), Don, Inc. and Corporation Lex ("Lex"). The Company owns and operates an adult cabaret in Dallas, Texas and owns and manages two other commercial properties located in the Dallas-Fort Worth Metroplex.

Tempo Tamers owns and operates an adult cabaret at 6826 Greenville, Avenue in Dallas, Texas operates under the registered trademark and trade name "Million Dollar Saloon (R)." The 6826 Greenville Avenue location is, and has been, a "non-conforming location" under the Dallas Sexually Oriented Business Ordinance since 1986 due to the fact that 6826 Greenville Avenue is within 1,000 feet of a residentially zoned property. Various other sexually oriented businesses, including those owned or controlled by entities owned by Duncan Burch, Executive Vice President and a director of the Company, and/or Nick Mehmeti, President, Chief Executive Officer, Chief Financial Officer and a Director of the Company, were likewise in "non-conforming locations." While many of these locations had previously been successful in obtaining locational exemptions from the Dallas Sexually Oriented Business Ordinance so as to allow their continued operation as sexually oriented businesses, the City of Dallas recently proposed legislation to eliminate the possibility of a locational exemption. Despite years of intensive and expensive litigation funded primarily by entities owned by Messrs. Burch and Mehmeti, the City of Dallas is moving toward closure of all sexually oriented businesses in "non-conforming locations." Accordingly, the Company, through Tempo Tamers, and other similarly situated operators of sexually oriented businesses entered into settlement negotiations with the City of Dallas. During those negotiations, it became the view of the Company and operators of other sexually oriented businesses in "non-conforming locations" that the City would allow one such sexually oriented business to remain in business in a "non-conforming location" for a limited period of time, if all of the other sexually oriented businesses operating in "non-conforming locations" ceased operations.

In October, 2002, entities controlled by Mr. Burch entered into a settlement agreement with the City of Dallas which provides for the closure of the sexually oriented businesses known as Chicas Locas, which is operated by an affiliate of Mr. Burch, and Baby Dolls Saloon which is also operated by an affiliate of Mr. Burch. Chicas Locas is the tenant of the Company's property located at 3021 W. Northwest Highway in Dallas, Texas. Nick Mehmeti, the Company and its subsidiary, Corporation Lex, the record owner of the 3021 W. Northwest Highway, signed the settlement agreement for limited purposes. In accordance with the settlement agreement and an agreement reached between Corporation Lex and Chicas Locas, Chicas Locas agreed to terminate the lease and the Company agreed not to allow the operation of an adult cabaret business at its 3021 W. Northwest Highway property after July 31, 2003. Chicas Locas ended its month-to-month lease arrangements with the Company regarding the 3021 W. Northwest Highway property and vacated the premises effective July 31, 2003. During 2002, the Company received $52,000 in lease payments for this property from Chicas Locas. Chicas Locas owed approximately $69,000 at December 31, 2002 and $137,000 at July 31, 2003 on the lease for accrued, unpaid rent for this property. Pursuant to their agreement, Corporation Lex agreed to forego the accrued, unpaid rent from the 3021 W. Northwest Highway property. The Company is currently considering various other uses for this property, including leasing the property to a non-sexually oriented business or selling the property to a third party.

Thereafter, negotiations began between Mainstage, Inc. d/b/a P.T.'s ("Mainstage"), an entity controlled by Nick Mehmeti which operated a non-conforming adult cabaret called P.T.'s, Allen-Burch, Inc. ("Allen Burch"), an entity controlled by Duncan Burch operating a non-conforming adult cabaret known as The Fare, and Tempo Tamers regarding which of these non-conforming entities would negotiate with the City of Dallas to become the sexually oriented business to continue operating in a "non-conforming location." Pursuant to a settlement agreement entered into in May 2003, Tempo Tamers, Mainstage, and Allen Burch, Tempo Tamers was granted the exclusive right to negotiate with the City of Dallas to continue to operate the Million Dollar Saloon as a sexually oriented business in a "non-conforming location." The settlement agreement provided that, in the event that the city granted the Million Dollar Saloon the exclusive right to continue operating as an adult cabaret in a "non-conforming location" for a six (6) year period, Tempo Tamers would pay $500,000 to each of P.T.'s and Allen Burch, and they would each discontinue the operation of sexually oriented businesses. In May 2003, the City of Dallas agreed to allow Tempo Tamers to continue to operate The Million Dollar Saloon at its current location until July 2009. Mainstage and Allen Burch agreed to discontinue operations of P.T.'s and The Fare, respectively, as sexually oriented business in January and March, 2004.

To reiterate, in conjunction with an October 2002 Settlement Agreement with the City of Dallas, Texas, the Company's adult entertainment lounge and restaurant, Million Dollar Saloon, may operate in its present "non-conforming location" with a mandatory closing date of July 31, 2009.

On February 14, 2003, the Company purchased 6.695 acres of undeveloped property located in Dallas, Texas. Although the Company has not yet determined the ultimate usage of the land, the Company knows that it will be necessary to relocate the Million Dollar Saloon in 2009 if the facility is to remain in business. The Company may elect to use a portion of this new land to relocate the Million Dollar Saloon, subject to zoning and permit restrictions, and/or sell or lease any remaining properties to third parties.


Item 13 - Exhibits and Reports on Form 8-K

Exhibits

2.1 Stock Purchase Agreement dated August 23, 1995 by and between Art Beroff and Bjorn Heyerdahl (*)
2.2 Stock Purchase Agreement dated August 23, 1995 by and between Joseph MacDonald, Goodheart Ventures, Inc., and Bjorn Heyerdahl. (*)
2.3 Stock Purchase Agreement dated September 7, 1995 by and among Million Dollar Saloon, Inc., Goodheart Ventures, Inc., and certain individuals. (*)
2.4 Addendum and Modification to Stock Purchase Agreement dated September 19, 1995, by and among Million Dollar Saloon, Inc., Goodheart Ventures, Inc., and certain individuals. (*)
2.5 Stock Exchange Agreement dated September 7, 1995 by and among Million Dollar Saloon, Inc., Goodheart Ventures, Inc., and J.M. Tibbals, Trustee for Irrevocable Equity Trust No. 1. (*)

2.6 Addendum and Modification to Stock Exchange Agreement dated September 19, 1995, by and among Million Dollar Saloon, Inc., Goodheart Ventures, Inc., and J.M. Tibbals, Trustee for Irrevocable Equity Trust No. 1. (*)
2.7 Agreement and Plan of Merger dated October 5, 1995 by and between Million Dollar Saloon, Inc., a Texas corporation, and Goodheart Ventures, Inc., a Nevada corporation. (*)
2.8 Addendum and Modification to Stock Purchase Agreement made and entered into the 7th day of September 1995 by and among Million Dollar Saloon, Inc., Goodheart Ventures, Inc., and certain individuals dated October 31, 1995. (**)
3(I)   Articles of Incorporation of The Company, as amended to date. (*)
3(ii)  Bylaws of the Company. (*)
3(iii) Amended and Restated Bylaws of the Company effective July 9, 1999 (**)
4.1    Specimen Common Stock Certificate. (*)
10.1   Leases of Properties. (*)
10.2 Promissory Note for $750,000 with Abrams Centre National Bank dated September 22, 1995. (*)
10.3 Modification of Lease Agreement dated January 31, 2001 between Corporation Lex and MD II Entertainment, Inc. (***)
10.4 Promissory Note dated February 14, 2003 (the "Note") in the principal amount of $2,156,713.50 payable by the Company to One Stemmons Land Limited Partnership with interest at 8% per annum, interest payable monthly, with a single principal payment due and payable on February 1, 2004. (+)
10.5 Deed of Trust, dated February 14, 2003, signed by the Company granting a security interest in 6.6 acres of undeveloped real estate in Dallas, Texas to secure payment of the Note. (+)
10.6 Special Warranty Deed with Vendor's Lien dated February 14, 2002 relating to 6.6 acres of real estate located in Dallas, Texas. (+)
10.7 Promissory Note, dated January 29, 2004, in the principal amount of $2,000,000 payable by the Company to Citizens National Bank in Waxahachie, Texas. (o)
10.8 Deed of Trust, dated January 29, 2004, signed by the Company granting a security interest in 6.6 acres of undeveloped real estate in Dallas, Texas, to secure payment of the note payable to Citizens National Bank in Waxahachie, Texas (o)
14.1   Code of Ethics
21.1   Subsidiaries of the Company. (*)
31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive and Financial Officer.
32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 - Chief Executive and Financial Officer.

*      Incorporated  by reference to the Company's Form 10-SB filed December 26,
       1995.
** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.
*** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
+ Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
o Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

Reports on Form 8-K
-------------------

   October 14, 2004 - Resignation of S. W. Hatfield, CPA
   March 28, 2005 - Announcement of unaudited results of operations for the year ended December 31, 2004 December 5, 2005 - Engagement of Blanchfield, Meyer, Kober & Rizzo, LLP


Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, S. W. Hatfield, CPA of Dallas, Texas:


                                            Year ended        Year ended
                                           December 31,      December 31,
                                               2004             2003
                                             -------           -------

1.       Audit fees                          $15,000           $11,718
2.       Audit-related fees                     --                --
3.       Tax fees                               --                --
4.       All other fees                         --                --
                                             -------           -------

   Totals                                    $15,000           $11,718
                                             =======           =======

The Company has no formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors is the Company's defacto audit committee.

In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company's internal controls. The Board reviewed with the independent auditors their management letter on internal controls, if one was issued by the Company's auditors.
The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees".

The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2004 and 2003, with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2004, for filing with the Securities and Exchange Commission.

The Company's principal accountant, S. W. Hatfield, CPA did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.



                (Remainder of this page left blank intentionally)



          (Financial statements follow on the next page, beginning F-1)

F-[PG NUMBER]

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Report of Registered Independent Public Accounting Firms
   Blanchfield, Kober & Company, LLP                                         F-2
   S. W. Hatfield, CPA                                                       F-3

Consolidated Financial Statements

   Consolidated Balance Sheets
      as of December 31, 2004 and 2003                                       F-4

   Consolidated Statements of Operations and Comprehensive Income (Loss)
      for the years ended December 31, 2004 and 2003                         F-5

   Consolidated Statements of Changes in Shareholders' Equity
      for the years ended December 31, 2004 and 2003                         F-6

   Consolidated Statements of Cash Flows
      for the years ended December 31, 2004 and 2003                         F-7

   Notes to Consolidated Financial Statements                                F-8

                 Letterhead of Blanchfield, Kober & Company, LLP
                 -----------------------------------------------


             REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



Board of Directors and Shareholders
Million Dollar Saloon, Inc.

We have audited the consolidated balance sheet of Million Dollar Saloon, Inc. and Subsidiaries (a Nevada corporation and Texas corporations, respectively) as of December 31, 2004 and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Million Dollar Saloon, Inc. and Subsidiaries as of December 31, 2004 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles generally accepted in the United States of America.


                                           /s/ Blanchfield, Kober & Company, LLP
                                           -------------------------------------
                                               BLANCHFIELD, KOBER & COMPANY, LLP
Hauppauge, New York
July 8, 2008

                        Letterhead of S. W. Hatfield, CPA
                        ---------------------------------


             REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



Board of Directors and Shareholders
Million Dollar Saloon, Inc.

We have audited the consolidated balance sheet of Million Dollar Saloon, Inc. and Subsidiaries (a Nevada corporation and Texas corporations, respectively) as of December 31, 2003 and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Million Dollar Saloon, Inc. and Subsidiaries as of December 31, 2003 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles generally accepted in the United States of America.


                                                        /s/ S. W. Hatfield, CPA
                                                        ------------------------
                                                            S. W. HATFIELD, CPA
Dallas, Texas
March 23, 2004

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2004 and 2003

                                                    December 31,   December 31,
                                                       2004           2003
                                                    -----------    -----------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                         $499,083       $132,831
   Marketable securities                              49,537        389,919
   Accounts receivable - trade and other               8,500          8,500
   Prepaid Federal income taxes receivable            36,324        145,000
   Inventory                                          21,156         23,352
   Prepaid expenses                                    1,963          3,540
                                                 -----------    -----------

     Total current assets                            616,563        705,142
                                                 -----------    -----------


Property and Equipment - At Cost
   Buildings and related improvements              1,473,356      2,174,417
   Furniture and equipment                           451,093        812,646
                                                 -----------    -----------
                                                   1,924,449      2,987,063
   Less accumulated depreciation                  (1,367,323)    (2,004,640)
                                                 -----------    -----------
                                                     557,126        982,423
   Land                                              210,000        741,488
                                                 -----------    -----------

     Net property and equipment                      767,126      1,723,911
                                                 -----------    -----------


Other Assets
   Land held for future development                2,661,546      2,649,786
   Property and equipment held for sale              870,930           --
   Operations agreement, net of accumulated
     amortization of approximately $166,475          833,525           --
   Loan costs, net of accumulated amortization
     of approximately $629                             9,660           --
   Security deposits and other                         1,725          1,725
                                                 -----------    -----------

     Total other assets                            4,377,386      2,649,786
                                                 -----------    -----------


Total Assets                                      $5,761,075     $5,080,564
                                                 ===========    ===========



        The accompanying notes are an integral part of these consolidated financial statements.



                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2004 and 2003

                                                                    December 31,     December 31,
                                                                       2004             2003
                                                                    ----------       ----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Note payable                                                     $     --         $2,156,714
   Current maturities of long-term mortgage note payable                86,478             --
   Loan from officer                                                      --            140,000
   Accounts payable - trade                                             38,467          106,352
   Accrued liabilities                                                  77,079          105,458
   Contract payable to affiliated entities                           1,000,000             --
   Accrued interest payable to affiliated entities                     133,333             --
   Tenant deposits                                                        --              6,500
                                                                    ----------       ----------

     Total current liabilities                                       1,335,357        2,515,024
                                                                    ----------       ----------

Long-Term Liabilities
   Long-term mortgage note payable, net of current maturities        1,838,431             --
   Deferred tax liability                                              264,877          281,062
                                                                    ----------       ----------

     Total liabilities                                               3,438,665        2,796,086
                                                                    ----------       ----------


Commitments and Contingencies


Shareholders' Equity Preferred stock - $0.001 par value.
     5,000,000 shares authorized.
     None issued and outstanding                                          --               --
   Common stock - $0.001 par value.
     50,000,000 shares authorized.
     5,731,778 shares issued and outstanding, respectively.              5,732            5,732
   Retained earnings                                                 2,316,678        2,278,746
                                                                    ----------       ----------

     Total shareholders' equity                                      2,322,410        2,284,478
                                                                    ----------       ----------


Total Liabilities and Shareholders' Equity                          $5,761,075       $5,080,564
                                                                    ==========       ==========


       The accompanying notes are an integral part of these consolidated financial statements.





                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                     Years ended December 31, 2004 and 2003


                                                       Year ended     Year ended
                                                      December 31,   December 31,
                                                         2004           2003
                                                      -----------    -----------
Revenues
   Bar and restaurant sales                            $3,359,444     $3,041,661
   Rental income from related parties                     456,113        677,654
                                                      -----------    -----------
     Total revenues                                     3,815,557      3,719,315
                                                      -----------    -----------

Cost of Sales - Bar and Restaurant Operations
   Direct labor                                         1,227,175      1,216,571
   Purchases                                              660,162        565,244
                                                      -----------    -----------
     Total cost of sales                                1,887,337      1,781,815
                                                      -----------    -----------

Gross Profit                                            1,928,220      1,937,500
                                                      -----------    -----------

Operating Expenses
   Salaries, wages and related expenses                   609,685        645,019
   Consulting, legal and other professional fees           36,123        398,846
   Rental expenses, principally taxes                     142,205         56,805
   Interest expense                                       264,789        154,587
   Other operating expenses                               585,081        683,997
   Bad debt expense, related party                           --          248,465
   Depreciation and amortization                          252,331         95,221
                                                      -----------    -----------
       Total operating expenses                         1,890,214      2,282,940
                                                      -----------    -----------

Income (Loss) from Operations                              38,006       (345,440)

Other Income (Expenses)
   Interest income and other                                2,574         13,821
   Unrealized gain (loss) on marketable securities          1,081          9,940
   Impairment of carrying value on long-term assets          --             --
                                                      -----------    -----------

Income (Loss) before Income Taxes                          41,661       (321,679)

Provision for Income Taxes
   Currently (payable) refundable                         (19,913)        93,608
   Deferred (expense) benefit                              16,184          7,854
                                                      -----------    -----------

Net Income (Loss)                                          37,932       (220,217)

Other Comprehensive Income                                   --             --
                                                      -----------    -----------

Comprehensive Income (Loss)                               $37,932      $(220,217)
                                                      ===========    ===========

Earnings (Loss) per share of common stock
   outstanding, computed on net income (loss) -
   basic and fully diluted                                  $0.01         $(0.04)
                                                      ===========    ===========

Weighted-average number of shares outstanding           5,731,778      5,731,778
                                                      ===========    ===========


       The accompanying notes are an integral part of these consolidated financial statements.




                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 2004 and 2003



                                            Common Stock                           Total
                                            ------------          Retained      shareholders'
                                      # shares       Amount       earnings        equity
                                     -----------   -----------   -----------    -----------

Balances at January 1, 2003           5,731, 778        $5,732    $2,498,963     $2,504,695

Net loss for the year                       --            --        (220,217)      (220,217)
                                     -----------   -----------   -----------    -----------

Balances at December 31, 2003          5,731,778         5,732     2,278,746      2,284,478

Net income for the year                     --            --          37,932         37,932
                                     -----------   -----------   -----------    -----------


Balances at December 31, 2004          5,731,778        $5,732    $2,316,678     $2,322,410
                                     ===========   ===========   ===========    ===========










       The accompanying notes are an integral part of these consolidated financial statements.





                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2004 and 2003


                                                                      Year ended     Year ended
                                                                     December 31,   December 31,
                                                                         2004           2003
                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                  $37,932      $(220,217)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                                  252,959         95,221
       Bad debt expense                                                  --          248,465
       Unrealized (gain) loss on marketable securities                 (1,081)        (9,940)
       Deferred income taxes                                          (16,184)        (7,854)
       (Increase) decrease in
         Accounts receivable - trade                                     --         (188,437)
         Federal income taxes receivable                              108,676       (145,000)
         Inventory                                                      4,196         22,735
Prepaid expenses and other                                              1,577         40,203
       Increase (decrease) in
         Accounts payable and other accrued liabilities               (96,266)      (103,280)
         Accrued interest payable to affiliated entities              133,333           --
         Deferred revenues                                             (6,500)        (9,500)
         Accrued federal income taxes payable                            --            1,500
                                                                  -----------    -----------
     Net cash provided by (used in) operating activities              418,642       (276,104)
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for land held for future development                     (11,760)      (493,072)
   Cash received from sale of marketable securities                   341,463           --
   Purchase of marketable securities                                     --          (12,886)
   Purchases of property and equipment                                   --           (8,264)
                                                                  -----------    -----------
     Net cash provided by (used in) investing activities              329,703       (514,222)
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal paid on long-term mortgage note payable                 (231,805)          --
   Cash paid to acquire long-term mortgage note payable               (10,288)          --
   Cash received (paid) on note payable to officer                   (140,000)       140,000
                                                                  -----------    -----------
     Net cash provided by (used in) financing activities             (382,093)       140,000
                                                                  -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      366,252       (650,326)
Cash and cash equivalents at beginning of year                        132,831        783,157
                                                                  -----------    -----------

Cash and cash equivalents at end of year                             $499,083       $132,831
                                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURES OF
   INTEREST AND INCOME TAXES PAID
     Interest paid                                                   $130,827       $154,587
                                                                  ===========    ===========
     Income taxes paid                                                $88,763        $49,892
                                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURES OF
   NON-CASH INVESTING AND FINANCING ACTIVITIES
     Accrued operating agreement payable to affiliated entities    $1,000,000    $      --
                                                                  ===========    ===========
     Reclassification of Property and Equipment to
       Property and Equipment held for Sale                          $870,930    $      --
                                                                  ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003



NOTE A - Background and Organization

Million Dollar Saloon, Inc. (MDS) was incorporated under the laws of the State of Nevada on September 28, 1987. MDS is a holding company providing management support to its operating subsidiaries: Furrh, Inc., Tempo Tamers, Inc., Don, Inc. and Corporation Lex.

Furrh, Inc. (Furrh) was incorporated under the laws of the State of Texas on February 25, 1974. Furrh provides management services to Tempo Tamers, Inc, its wholly-owned subsidiary. Tempo Tamers, Inc. (Tempo), was incorporated under the laws of the State of Texas on July 3, 1978. Tempo operates an adult entertainment lounge and restaurant facility, located in Dallas, Texas, under the registered trademark and trade name "Million Dollar Saloon(R)". In conjunction with an October 2002 Settlement Agreement with the City of Dallas, Texas, the Company's adult entertainment lounge and restaurant, Million Dollar Saloon, may operate in its present "non-conforming location" with a mandatory closing date of July 31, 2009.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

These financial statements reflect the books and records of Million Dollar Saloon, Inc., Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for the years ended December 31, 2004 and 2003, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.





                (Remainder of this page left blank intentionally)

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2004 and 2003



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

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2004 and 2003



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

     At December 31, 2004 and 2003, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2004 and 2003



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

Since January 1, 2001, the renegotiated lease between Corporation Lex and the entity controlled by Duncan Burch contained a percentage rent clause whereby Corporation Lex would receive a base rental equal to 10% of the gross revenues generated from the business located at the property, less State Liquor and State Sales Taxes, payable quarterly, with a minimum weekly payment of $1,000 which will be credited against the quarterly percentage rent due. The minimum weekly rent payment shall not be less than $1,000 per week. During 2004 and 2003, approximately $6,500 and $31,000 of lease payments were received by the Company for this property.

In March 2004, the Company received the required supporting documentation from the lessee to validate the percentage rents due for Calendar 2002 and through July 31, 2003, which caused a significant upward revision of our estimate for amounts due in Calendar 2002. As of July 31, 2003, the lessee owed percentage rent as follows:
                                            Year ended
                                           December 31,        Amount due
                                           ------------        ----------
                                               2001             $  42,952
                                               2002                98,000
                                               2003               107,513
                                                                ---------
                                                                $ 248,465
                                                                =========
In December 31, 2003, the Company's Board of Directors accepted notice from the lessee, controlled by Duncan Burch, an officer, director and controlling shareholder, that the lessee had ceased operations, had no continuing assets and all percentage rent due to the Company would not be paid. Accordingly, the Company recognized a charge to operations of approximately $248,465 as bad debt expense from uncollectible trade accounts receivable.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2004 and 2003



NOTE D - Related Party Transactions - Continued

The property owned by Don, Inc. is also subject to a lease with a separate entity controlled by Duncan Burch, an officer, director and controlling shareholder of the Company. This lease expired in August 2003 and is being continued on a month-to-month basis at the final contractual rental rate of approximately $8,500 per week. This lease has converted to a month-to-month basis.

On February 14, 2003, Duncan Burch advanced the Company $140,000 for use in closing the acquisition of certain property being held for future development. This advance was non-interest bearing and due upon demand. On January 29, 2004, the Company refinanced the subject property and repaid Mr. Burch the entire $140,000 at closing of the refinancing.

In conjunction with the October 2002 Settlement Agreement with the City of Dallas, Texas, as discussed previously, the Company entered into negotiations between the Company's wholly-owned subsidiary, Tempo Tamers, Inc., Mainstage, Inc. (Mainstage), an entity controlled by Nick Mehmeti, the Company's President, which operated a non-conforming adult cabaret located in Dallas, Texas, called P.T.'s and Allen-Burch, Inc. (Allen Burch), an entity controlled by Duncan Burch, a Company officer and significant shareholder, also operating a non-conforming adult cabaret known as The Fare. These negotiations were initiated to determine which of these non-conforming entities would continue operating in a "non-conforming location".

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

The cessation of operations by Mainstage and Allen Burch triggered the $500,000 payment clause to each entity as set forth in the May 2003 Settlement Agreement. The aggregate $1,000,000 payment has been accrued in the accompanying financial statements, bears interest at 8.0% per annum and is being amortized to operations over the 67 month term from the triggering event date(s) through the mandatory closing date of The Million Dollar Saloon in it's present "non-conforming location" on July 31, 2009. As of December 31, 2004, the $1,000,000 aggregate payable and corresponding interest payable of approximately $133,333 has been accrued in the accompanying financial statements.


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

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2004 and 2003



NOTE E - Fair Value of Financial Instruments - Continued

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.


NOTE F - Concentrations of Credit Risk

The  Company  maintains  its cash  accounts  in various  financial  institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended December 31, 2004 and 2003, respectively, the various operating companies maintained deposits in these financial institutions with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses during 2004 and 2003, and subsequent thereto, as a result of any of these unsecured situations.


NOTE G - Marketable Securities

Marketable securities as of December 31, 2004 and 2003 consist entirely of an investment in a money market instrument-based mutual funds and are summarized as follows:
                                                      Available      Held to
                                         Trading      for sale      Maturity
                                         -------      --------      --------
December 31, 2004
   Aggregate fair value                  $49,537     $     -        $     -
   Gross unrealized holding gain         $ 1,081     $     -        $     -
   Gross unrealized holding losses       $     -     $     -        $     -
   Amortized cost basis                  $48,456     $     -        $     -

December 31, 2003
   Aggregate fair value                  $389,919    $     -        $     -
   Gross unrealized holding gains        $  9,940    $     -        $     -
   Gross unrealized holding losses       $      -    $     -        $     -
   Amortized cost basis                  $379,979    $     -        $     -

The net unrealized holding gains and (losses) on trading securities which have been included in the statement of operations were approximately $(1,081) and $9,940 for the each of the respective years ended December 31, 2004 and 2003.

NOTE H - Property and Equipment

Property and equipment consists of the following at December 31, 2004 and 2003:

                                     December 31,   December 31,
                                         2004           2003      Estimated life
                                     -----------    -----------    -----------
Buildings and related improvements    $1,473,356     $2,174,417    15-40 years
Furniture and equipment                  451,093        812,646     5-10 years
                                     -----------    -----------
                                       1,924,449      2,987,063
Less accumulated depreciation         (1,367,323)    (2,004,640)
                                     -----------    -----------
                                         557,126        982,423
Land                                     210,000        741,488
                                     -----------    -----------
Net property and equipment              $767,126     $1,723,911
                                     ===========    ===========

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2004 and 2003



NOTE H - Property and Equipment - Continued

Depreciation expense for the years ended December 31, 2004 and 2003 was approximately $85,856 and $95,221, respectively.


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

The Company paid approximately $14,000 and $153,800 during Calendar 2004 and 2003 to service this debt.

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

As of December 31, 2004, the Company owes approximately $1,924,909 on the long-term mortgage note payable.

Future maturities of the long-term mortgage note payable are as follows:

                                           Year ending        Principal
                                           December 31           due
                                           -----------      -------------
                                              2005            $   86,552
                                              2006                92,082
                                              2007                96,931
                                              2008               103,203
                                              2009               111,918
                                            2010-2014            678,465
                                            2015-2019            755,758
                                                              ----------
                                              Total           $1,924,909

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2004 and 2003



NOTE J - Property and Equipment held for Sale

During the 3rd quarter of Calendar 2004, Company management listed the real estate and other significant assets owned by Corporation Lex for sale through a commercial real estate brokerage firm and reclassified the net carrying values at the listing date to "Property and Equipment held for Sale" in the accompanying financial statements.

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all qualifying assets as of the end of each reporting quarter. As of December 31, 2004, management has determined that no impairment of the carrying value of property and equipment held for sale was necessary.

This property was sold on February 5, 2008 for net proceeds of approximately $896,000, resulting in a recognized gain at the date of sale of approximately $25,000.


NOTE K - Operations Agreement
           Contract Payable to Affiliated Entities

In conjunction with the October 2002 Settlement Agreement with the City of Dallas, Texas, as discussed previously, the Company entered into negotiations between the Company's wholly-owned subsidiary, Tempo Tamers, Inc., Mainstage, Inc. (Mainstage), an entity controlled by Nick Mehmeti, the Company's President, which operated a non-conforming adult cabaret located in Dallas, Texas, called P.T.'s and Allen-Burch, Inc. (Allen Burch), an entity controlled by Duncan Burch, a Company officer and significant shareholder, also operating a non-conforming adult cabaret known as The Fare. These negotiations were initiated to determine which of these non-conforming entities would continue operating in a "non-conforming location".

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

The cessation of operations by Mainstage and Allen Burch triggered the $500,000 payment clause to each entity as set forth in the May 2003 Settlement Agreement. The aggregate $1,000,000 payment has been accrued in the accompanying financial statements, bears interest at 8.0% per annum and is being amortized to operations over the 67 month term from the triggering event date(s) through the mandatory closing date of The Million Dollar Saloon in it's present "non-conforming location" on July 31, 2009.




                (Remainder of this page left blank intentionally)

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2004 and 2003



NOTE L - Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2004 and 2003, respectively, are as follows:


                                Year ended      Year ended
                               December 31,    December 31,
                                   2004            2003
                                ---------       ---------
   Federal:
     Current                      $19,913        $(93,608)
     Deferred                     (16,184)         (7,854)
                                ---------       ---------
                                    3,729        (101,462)
                                ---------       ---------
   State:
     Current                         --              --
     Deferred                        --              --
                                ---------       ---------
                                     --              --
                                ---------       ---------
     Total                         $3,729       $(101,462)
                                =========       =========

The Company's income tax expense (benefit) for the years ended December 31, 2004 and 2003, respectively, differed from the statutory federal rate of 34 percent as follows:
                                                       Year ended    Year ended
                                                      December 31,  December 31,
                                                         2004          2003
                                                       ---------    ---------

Statutory rate applied to earnings before income taxes   $14,200    $(109,370)
Increase (decrease) in income taxes resulting from:
  State income taxes                                        --           --
  Deferred income taxes                                  (16,184)      (7,854)
  Effect of incremental tax brackets and the
    application of business tax credits                    5,713       15,762
                                                       ---------    ---------
Income tax expense                                        $3,729    $(101,462)
                                                       =========    =========

The deferred current tax asset and non-current deferred tax liability on December 31, 2004 and 2003, respectively, balance sheet consists of the following:
                                           December 31,      December 31,
                                               2004              2003
                                            ---------         ---------

    Non-current deferred tax liability      $(264,877)        $(281,062)
                                            =========         =========

The non-current deferred tax liability results from the usage of statutory accelerated tax depreciation and amortization methods.


NOTE M - Capital Stock Transactions

On March 19, 1998, the Company entered into a Stock Purchase Agreement (Agreement) with an unrelated individual. The Agreement contained a "second closing" clause, as amended, whereby the individual may acquire an additional 400,000 shares of restricted, unregistered common stock at a price of $1.10 per share on or before the close of business on October 18, 2004. This Agreement expired with no shares of common stock issued in accordance with the "second closing" portion of the Agreement.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2004 and 2003



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


NOTE O - Litigation

1) City of Dallas licensing

     In conjunction with an October 2002 Settlement Agreement with the City of Dallas, Texas, the Company entered into negotiations between the Company's wholly-owned subsidiary, Tempo Tamers, Inc., Mainstage, Inc. (Mainstage), an entity controlled by Nick Mehmeti, the Company's President, which operated a non-conforming adult cabaret located in Dallas, Texas, called P.T.'s and Allen-Burch, Inc. (Allen Burch), an entity controlled by Duncan Burch, a Company officer and significant shareholder, also operating a non-conforming adult cabaret known as The Fare. These negotiations were initiated to determine which of these non-conforming entities would continue operating in a "non-conforming location". In May 2003, these three affiliated parties granted the exclusive right to negotiate with the City of Dallas, Texas to Tempo Tamers, Inc. for the continuance of the operations of The Million Dollar Saloon as a sexually oriented business in a "non-conforming location." This Settlement Agreement provided that, in the event that the City of Dallas, Texas granted The Million Dollar Saloon the exclusive right to continue operating as an adult cabaret in a "non-conforming location" for a six (6) year period, Tempo Tamers would pay $500,000 each to Mainstage and Allen Burch and Mainstage and Allen-Burch would each discontinue the operation of their respective sexually oriented businesses. In May 2003, the City of Dallas, Texas agreed to allow Tempo Tamers to continue to operate The Million Dollar Saloon at its current location through the last day of July 2009. Mainstage and Allen Burch then agreed with the City of Dallas, Texas to discontinue the respective operations of Mainstage and The Fare, respectively, as sexually oriented business in January and March, 2004, respectively. The cessation of operations by Mainstage and Allen Burch triggered the $500,000 payment clause to each entity as set forth in the May 2003 Settlement Agreement. The aggregate $1,000,000 payment has been accrued in the Company's financial statements and is being amortized to operations over the 67 month term from the triggering event date(s) through the mandatory closing date of The Million Dollar Saloon in it's present "non-conforming location" on July 31, 2009.

2) "John Doe I" v. Tempo Tamers Beverage Company, Inc. dba Million Dollar Saloon and Christopher John Thornton, Dallas County Texas District Court Cause No. 05-02015; filed February 24, 2005 and settled on October 20, 2005. Plaintiff "Doe I" filed a wrongful death/survivor claim under Section
     2.02 of the Texas Alcoholic Beverage Code (dram shop). The suit alleged that a customer of the Company's Tempo Tamers, Inc. subsidiary (dba Million Dollar Saloon) (Club) was served in violation of Section 2.02 resulting in a motor vehicle collision causing the wrongful death of "Doe I's" spouse. While the Company's wholly-owned subsidiary denied all allegations; the case was settled on October 20, 2005 under a sealed confidentiality agreement. The settlement was for the gross sum of $460,000 to be paid as follows: $50,000 on the signing of the settlement documents, $50,000 on or about January 13, 2006 and $7,500 per month starting on November 1, 2005 through October 1, 2009. The settlement is non-interest bearing and, per the requirements of generally accepted accounting principles, has been discounted at the Prime Rate of 6.75% to yield a net settlement of approximately $415,026, exclusive of imputed interest. The entire discounted settlement was charged to operations on the October 2005 settlement date.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2004 and 2003



NOTE O - Litigation - Continued

3) "John Doe II" v. Tempo Tamers, Inc. dba Million Dollar Saloon; Dallas County Texas 44th District Court Cause No. 04-09918-A; filed September 24, 2004. Clarendon American Insurance Company v. Tempo Tamers, Inc. dba Million Dollar Saloon; Dallas County Texas 44th District Court Cause No. 06-11838; filed November 17, 2006.

     This is a suit for  damages/loss of consortium  brought by Plaintiffs under
     Section 2.02 of the Texas Alcoholic Beverage Code. The Plaintiff claimed he was served by Club employees in violation of Section 2.02 resulting in a motorcycle accident whereby he sustained head injuries and has medical bills over $300,000.00. The Plaintiff further asserted to have no or diminished capacity to continue his professional profession. The Company's wholly-owned subsidiary, Tempo Tamers, Inc., vigorously denied the allegations and asserted that the Plaintiff's accident was primarily, if not exclusively, of his own doing and asserted that the Plaintiff was more than 50% responsible for his injuries and that the only valid cause of action was pursuant to Section 2.02. The Company denied all liability.

     In 2006, the Company's insurance carrier (Clarendon) sued the Company claiming that they had no obligation to pay the claim of the plaintiffs in the Doe II litigation.

     In 2007, the Company, without an admission of liability, settled all claims in a confidential settlement agreement whereby Tempo Tamers, Inc. agreed to reimburse Clarendon $25,000 of the monies Clarendon paid to Plaintiffs, in five (5) monthly installments of $5,000 each, with the first monthly installment to be paid on November 1, 2007 and the last installment to be paid on March 1, 2008. Thereafter, Tempo Tamers, Inc. agreed to pay Doe II and Doe II's counsel the total sum of $75,000, to be paid in 15 monthly installments of $5,000 each, commencing on April 1, 2008 with the final installment to be paid on July 1, 2009. The effect and settlement of these actions was charged to operations on the November 2007 settlement date.

4) Cody Staus and Kelly Nowlin v. Million Dollar Saloon Inc. dba Million Dollar Saloon; Dallas County Texas District Court Cause No.; 05-04622-K, filed May 10, 2005. This case was brought by Plaintiffs Staus and Nowlin claiming they were assaulted by employees/security of Million Dollar Saloon and seek actual and punitive damages. This matter was settled in June 2006 for an aggregate $10,000 cash to all Plaintiffs and charged to operations at the settlement date.

5) Beatrice Hunter v. Tempo Tamers, Inc. and Tempo Tamers Beverage Company Cause # 06-12954 in the116th Judicial District Court for Dallas County Texas, filed December 28, 2006.

     This case was originally brought by a person injured in a car accident with an alleged customer of the Club against Million Dollar Saloon, Inc. alleging a variety of causes of action including violations under Section
     2.02 of the Texas Alcoholic Beverage Code, negligence, gross negligence and other allegations. Million Dollar Saloon, Inc. claimed that it was not liable as it did not operate the Club and claimed that Section 2.02 was the only valid cause of action and injuries were due to the conduct of the driver of the woman's car to an extent to bar any recovery against the club. The initial case was dismissed against Million Dollar Saloon Inc. when a settlement was reached between the Plaintiff and alleged customer. A new lawsuit was thereafter refiled against Tempo Tamers Inc. and Tempo Tamers Beverage Company Inc. This case is scheduled for a jury trial to commence on August 11, 2008 and the ultimate outcome is not determinable at this time. Management is aggressively defending these actions and no material impact to the Company's financial condition is anticipated at this time.

6) Texas Alcoholic Beverage Commission v. Tempo Tamers Beverage Company Inc.

     This is Administrative action brought by a state regulatory agency against a non subsidiary corporation which provides Tempo Tamers, Inc. with liquor permitting and services for the Tempo Tamers, Inc.'s business operations known as "Million Dollar Saloon".


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2004 and 2003



NOTE O - Litigation - Continued

6) Texas Alcoholic Beverage Commission v. Tempo Tamers Beverage Company Inc. - continued

     This Action is being vigorously contested by the Company and the potential outcome of this administrative action is not determinable at this time.
     Management is aggressively defending these actions and no material impact to the Company's financial condition is anticipated at this time; however, a finding against Tempo Tamers Beverage Company, Inc. could have a significant detrimental impact on the operation of the Club.

From time-to-time, in the ordinary course of business, the Company has become and may become party to other lawsuits. The outcome of this litigation, existing or future, if any, is not determinable at this time. Management is aggressively defending any current actions and anticipates agressively defending future actions, if any. Accordingly, no material impact to the Company's financial condition is anticipated.


NOTE P - Segment Information

The Company operates with a centralized management structure and has two identifiable operating segments: an adult entertainment lounge and restaurant located in Dallas, Texas and commercial rental real estate located in Dallas and Tarrant Counties, Texas. All revenues are generated operations in these geographic areas. As of December 31, 2004 and 2003, respectively, all rental revenues are derived from entities controlled by Duncan Burch, an officer, director and controlling shareholder. Approximately 12.0% and 18.2% of total revenues for 2004 and 2003, respectively, were derived from these related parties.

A summary of the Company's operating segments is as follows:

                                            Restaurant        Rental       General and
                                             facility      real estate   administrative     Total
Year ended December 31, 2004                -----------    -----------   --------------   ---------
----------------------------
   Revenue from external customers         $3,359,444    $      --      $      --       $3,359,444
   Revenue from related parties                  --          456,113           --          456,113
   Revenue (expenses) from/to
     intercompany sources                    (255,641)       (80,000)       335,641           --
   Interest income                               --                6          2,568          2,574
   Interest expense                           133,333           --          131,456        264,789
   Depreciation and amortization               28,055         57,801           --           85,856
   Income tax expense (benefit)               (16,223)        33,003        (20,509)        (3,729)
   Segment assets                             398,353      1,808,401      3,554,321      5,761,075
   Fixed asset expenditures                      --             --             --             --

Year ended December 31, 2003
----------------------------
   Revenue from external customers         $3,041,661    $      --      $      --       $3,041,661
   Revenue from related parties                  --          677,654           --          677,654
   Revenue (expenses) from/to
     intercompany sources                    (240,000)      (445,000)       685,000           --
   Interest income                               --              900         12,921         13,821
   Interest expense                              --             --          154,587        154,587
   Depreciation and amortization               33,030         62,191           --           95,221
   Income tax expense (benefit)               (81,258)       (27,976)         7,772       (101,462)
   Segment assets                             265,954      1,768,733      3,045,877      5,080,564
   Fixed asset expenditures                     8,264           --             --            8,264





                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2004 and 2003



NOTE Q- Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003, respectively.


                                   Quarter ended    Quarter ended    Quarter ended   Quarter ended       Year ended
                                     March 31,         June 30,      September 30,    December 31,      December 31,
                                     ---------          --------      -------------    ------------      ------------

Calendar 2004
-------------
   Restaurant sales                  $1,046,488        $951,986         $857,084         $503,886         $3,359,444
   Rental income -
     Related party                     $126,613        $110,500         $102,000         $117,000           $456,113
   Gross profit                        $626,446        $554,856         $408,527         $338,391         $1,928,220
   Net earnings after
     provision for
     income taxes                      $251,980         $76,767         $(91,172)       $(199,643)           $37,932
   Basic and fully diluted
     earnings per share                   $0.04           $0.01           $(0.02)          $(0.03)             $0.01
   Weighted average
     number of shares
     issued and outstanding           5,731,788       5,731,788        5,731,788        5,731,788          5,731,788

Calendar 2003
-------------
   Restaurant sales                    $867,732        $838,764         $835,416         $449,749         $3,041,661
   Rental income-
     Related party                     $161,134        $155,775         $126,050         $234,695           $677,654
   Gross profit                        $476,864        $994,539         $454,083          $12,014         $1,937,500
   Net earnings after
     provision for
     income taxes                      $107,467        $(11,384)        $(30,992)       $(285,308)         $(220,217)
   Basic and fully diluted
     earnings per share                   $0.02             nil           $(0.01)          $(0.05)            $(0.04)
   Weighted average
     number of shares
     issued and outstanding           5,731,788       5,731,788        5,731,788        5,731,788          5,731,788


                (Remainder of this page left blank intentionally)

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                     Million Dollar Saloon, Inc.

Dated: August 18, 2008                          By:      /s/ Nick Mehmeti
       ---------------                             -----------------------------
                                                                    Nick Mehmeti
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director


In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.


Dated: August 18, 2008                          By:      /s/ Nick Mehmeti
       ---------------                             -----------------------------
                                                                    Nick Mehmeti
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director


Dated: August 18, 2008                           By:      /s/ Duncan Burch
       ---------------                              ----------------------------
                                                                    Duncan Burch
                                                        Executive Vice President
                                                                    and Director


Dated: August 18, 2008                            By:      /s/ Dewanna Ross
       ---------------                               ---------------------------
                                                                    Dewanna Ross
                                                         Secretary and Treasurer