Form 10QSB
period 2005-03-31
MILLION DOLLAR SALOON INC
filed 2008-08-20
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


              For the quarterly period ended March 31, 2005

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

                         Commission File Number: 0-27006

                           Million Dollar Saloon, Inc.
        (Exact name of small business issuer as specified in its charter)

         Nevada                                           13-3428657
         ------                                   --------------------------
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


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 18, 2008: 5,731,778
                                          --------------------------

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

[PG NUMBER]

                           Million Dollar Saloon, Inc.

                Form 10-QSB for the Quarter ended March 31, 2005

                                      Index

                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1 Financial Statements                                                  3

  Item 2 Management's Discussion and Analysis or Plan of Operation            17

  Item 3 Controls and Procedures                                              19

Part II - Other Information

  Item 1 Legal Proceedings                                                    20

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds          20

  Item 3 Defaults Upon Senior Securities                                      20

  Item 4 Submission of Matters to a Vote of Security Holders                  20

  Item 5 Other Information                                                    20

  Item 6 Exhibits                                                             20


Signatures                                                                    21

Part I
Item 1 - Financial Statements

                  Million Dollar Saloon, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             March 31, 2005 and 2004

                                   (Unaudited)
                                                    March 31,     March 31,
                                                      2005          2004
                                                  -----------    -----------
                                     ASSETS
Current Assets
   Cash on hand and in bank                         $793,068       $326,840
   Marketable securities                              50,033         42,514
   Accounts receivable - trade and other                --            8,500
   Federal income tax refund receivable               81,624        145,000
Inventory                                             23,321         34,377
   Prepaid expenses                                     --           45,056
                                                 -----------    -----------

     Total current assets                            965,046        602,287
                                                 -----------    -----------


Property and Equipment - At Cost
   Buildings and related improvements              1,473,356      2,095,914
   Furniture and equipment                           451,093        891,150
                                                 -----------    -----------
                                                   1,924,449      2,987,064
   Less accumulated depreciation                  (1,385,540)    (2,026,483)
                                                 -----------    -----------
                                                     538,909        960,581
   Land                                              210,000        741,488
                                                 -----------    -----------

     Net property and equipment                     748, 909      1,702,069
                                                 -----------    -----------


Other Assets
   Land held for future development                2,661,546      2,649,786
   Property and equipment held for sale              870,930           --
   Operations agreement, net of accumulated
     amortization of approximately $211,940          788,640           --
   Loan costs, net of accumulated amortization
     of approximately $629                             9,660           --
   Security deposits and other                         1,725          1,725
                                                 -----------    -----------

     Total other assets                            4,331,921      2,651,511
                                                 -----------    -----------

Total Assets                                      $6,045,876     $4,955,867
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


                  Million Dollar Saloon, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                             March 31, 2005 and 2004

                                   (Unaudited)
                                                                 March 31,    March 31,
                                                                   2005         2004
                                                                ----------   ----------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term mortgage note payable           $86,552      $82,256
   Current maturities of long-term lawsuit settlement payable       62,202         --
   Loan from officer                                                  --           --
   Accounts payable - trade                                         15,211       21,089
   Accrued liabilities                                              85,200       79,265
   Federal income taxes payable                                       --        114,354
   Contract payable to affiliated entities                       1,000,000         --
   Accrued interest payable to affiliated entities                 153,333         --
   Tenant deposits                                                    --          6,500
                                                                ----------   ----------
     Total current liabilities                                   1,402,498      303,564
                                                                ----------   ----------


Long-Term Liabilities
   Mortgage note payable - long-term portion                     1,816,840    1,834,783
   Lawsuit settlement payable - long-term portion                  352,824         --
   Deferred tax liability                                          264,876      281,062
                                                                ----------   ----------

     Total liabilities                                           3,837,038    2,419,409
                                                                ----------   ----------


Commitments and Contingencies


Shareholders' Equity Preferred stock - $0.001 par value.
     5,000,000 shares authorized.
     None issued and outstanding.                                     --           --
   Common stock - $0.001 par value.
     50,000,000 shares authorized.
     5,731,778 shares issued and outstanding.                        5,732        5,732
   Retained earnings                                             2,203,106    2,530,726
                                                                ----------   ----------

     Total shareholders' equity                                  2,208,838    2,536,458
                                                                ----------   ----------

Total Liabilities and Shareholders' Equity                      $6,045,876   $4,955,867
                                                                ==========   ==========




The consolidated financial information presented herein has been prepared by management without audit by independent certified public accountants.
             The accompanying notes are an integral part of these
                      consolidated financial statements.








                  Million Dollar Saloon, Inc. and Subsidiaries
                        Consolidated Statements of Income
                   Three months ended March 31, 2005 and 2004

                                   (Unaudited)

                                                      Three months  Three months
                                                          ended         ended
                                                        March 31,     March 31,
                                                          2005          2004
                                                      -----------    -----------
Revenues
   Bar and restaurant sales                              $826,028     $1,064,488
Rental income                                             110,500        126,613
                                                      -----------    -----------
     Total revenues                                       936,528      1,173,101
                                                      -----------    -----------

Cost of Sales - Bar and Restaurant Operations             354,392        546,655
                                                      -----------    -----------

Gross Profit                                              582,136        626,446
                                                      -----------    -----------

Operating Expenses
   General and administrative expenses                    262,799        240,865
   Depreciation and amortization                           63,681         22,680
                                                      -----------    -----------
     Total operating expenses                             326,480        262,705
                                                      -----------    -----------

Income from Operations                                    255,656        363,741

Other Income (Expenses)
   Interest and other miscellaneous                           498          2,593
   Lawsuit settlement                                    (415,026)          --
                                                      -----------    -----------

Income before Income Taxes                               (158,872)       366,334

Income Tax (Expense) Benefit
   Currently (payable) refundable                          45,300       (114,354)
   Deferred                                                  --             --
                                                      -----------    -----------

Net Income (Loss)                                        (113,572)       251,980

Other Comprehensive Income                                   --             --
                                                      -----------    -----------

Comprehensive Income                                    $(113,572)      $251,980
                                                      ===========    ===========

Earnings per share of common stock outstanding,
   computed on net income - basic and fully diluted        $(0.02)         $0.04
                                                      ===========    ===========

Weighted-average number of shares outstanding           5,731,778      5,731,778
                                                      ===========    ===========



The consolidated financial information presented herein has been prepared by management without audit by independent certified public accountants.
             The accompanying notes are an integral part of these
                      consolidated financial statements.





                  Million Dollar Saloon, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2005 and 2004

                                   (Unaudited)

                                                            Three months Three months
                                                                ended        ended
                                                              March 31,    March 31,
                                                                2005         2004
                                                             ---------    ---------
Cash Flows from Operating Activities
   Net Income (Loss)                                         $(113,672)    $251,980
   Adjustments to reconcile net income to
     net cash provided  by operating activities
       Depreciation and amortization                            63,681       21,840
       Unrealized loss on marketable securities                   --           --
       (Increase) decrease in
         Accounts receivable - trade and other                  (8,500)        --
         Income taxes receivable                               (45,300)        --
         Inventory                                              (2,165)      (9,205)
         Prepaid expenses                                        1,963      (41,516)
       Increase (decrease) in
         Accounts payable and other liabilities                399,891     (111,454)
         Federal income taxes payable                             --        114,354
         Accrued interest payable to affiliated entities        20,000         --
                                                             ---------    ---------

     Net cash provided by operating activities                 315,998      226,179
                                                             ---------    ---------

Cash Flows from Investing Activities
   Purchases of property and equipment                            --           --
   Cash received from sale of marketable securities               (496)     347,405
   Cash paid for marketable securities                            --           --
   Cash paid for land held for future development                 --           --
                                                             ---------    ---------

     Net cash used in investing activities                        (496)     347,405
                                                             ---------    ---------


Cash Flows from Financing Activities
   Principal paid on long-term mortgage note payable           (21,517)    (239,575)
   Cash received (paid) on note payable to officer                --       (140,000)
                                                             ---------    ---------

     Net cash provided by financing activities                 (21,517)    (379,575)
                                                             ---------    ---------

Increase in Cash and Cash Equivalents                          293,985      194,009

Cash at beginning of period                                    499,083      132,831
                                                             ---------    ---------

Cash at end of period                                         $793,068     $326,840
                                                             =========    =========

Supplemental Disclosures of Interest and Income Taxes Paid
     Interest paid during the period                           $30,741      $20,473
                                                             =========    =========
     Income taxes paid (refunded)                            $    --      $    --
                                                             =========    =========


The consolidated financial information presented herein has been prepared by management without audit by independent certified public accountants.
             The accompanying notes are an integral part of these
                      consolidated financial statements.

                  Million Dollar Saloon, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             March 31, 2005 and 2004



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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2004. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2005.

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2005 and 2004



NOTE B - Preparation of Financial Statements - Continued

These financial statements reflect the books and records of Million Dollar Saloon, Inc., Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for each of the three month periods ended March 31, 2005 and 2004, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.


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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2005 and 2004



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

     At March 31, 2005 and 2004, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2005 and 2004



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

In March 2004, the Company received the required supporting documentation from the lessee to validate the percentage rents due for Calendar 2002 and through July 31, 2003, which caused a significant upward revision of our estimate for amounts due in Calendar 2002. As of July 31, 2003, the lessee owed percentage rent as follows:
                                          Year ended
                                         December 31,         Amount due
                                         ------------         ----------
                                             2001               $ 42,952
                                             2002                 98,000
                                             2003                107,513
                                                                --------
                                                                $248,465

In December 31, 2003, the Company's Board of Directors accepted notice from the lessee, controlled by Duncan Burch, an officer, director and controlling shareholder, that the percentage rent due to the Company would not be paid. Accordingly, the Company recognized a charge to operations of approximately $248,465 as bad debt expense from uncollectible trade accounts receivable.

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2005 and 2004



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


                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2005 and 2004



NOTE E - Fair Value of Financial Instruments - Continued

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.


NOTE F - Concentrations of Credit Risk

The  Company  maintains  its cash  accounts  in various  financial  institutions
subject  to  insurance   coverage  issued  by  the  Federal  Deposit   Insurance
Corporation  (FDIC).  Under FDIC rules,  the Company  and its  subsidiaries  are entitled to aggregate  coverage of $100,000 per account type per separate  legal entity per financial  institution.  During the years ended December 31, 2004 and
2003 and the period through March 31, 2005, respectively,  the various operating companies  maintained deposits in these financial  institutions with credit risk exposures  in excess of  statutory  FDIC  coverage.  The Company has incurred no losses during 2004 and 2003, and subsequent thereto, as a result of any of these unsecured situations.


NOTE G - Marketable Securities

Marketable  securities  as of March 31,  2005 and 2004  consist  entirely  of an investment in a money market instrument-based mutual funds and are summarized as follows:
                                                           Available    Held to
                                          Trading          for sale     Maturity
                                          -------          --------     --------

March 31, 2005
--------------
   Aggregate fair value                   $50,033          $   -        $   -
   Gross unrealized holding gain          $     -          $   -        $   -
   Gross unrealized holding losses        $     -          $   -        $   -
   Amortized cost basis                   $50,033          $   -        $   -

March 31, 2004
--------------
   Aggregate fair value                   $42,514          $   -        $   -
   Gross unrealized holding gains         $     -          $   -        $   -
   Gross unrealized holding losses        $     -          $   -        $   -
   Amortized cost basis                   $42,514          $   -        $   -

The net unrealized holding gains and (losses) on trading securities which have been included in the statement of operations were approximately $-0- and $-0-for the each of the respective three month periods ended March 31, 2005 and 2004.

NOTE H - Property and Equipment

Property and equipment consists of the following at March 31, 2005 and 2004:

                                       March 31,      March 31,
                                         2005           2004      Estimated life
                                     -----------    -----------    -----------

Buildings and related improvements    $1,473,356     $2,095,914   55 months - 40 years
Furniture and equipment                  451,093        891,150   55 months -10 years
                                     -----------    -----------
                                       1,924,449      2,987,064
Less accumulated depreciation         (1,385,540)    (2,026,483)
                                     -----------    -----------
                                         538,909        960,581
Land                                     210,000        741,488
                                     -----------    -----------
Net property and equipment              $748,909     $1,702,069
                                     ===========    ===========

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2005 and 2004



NOTE H - Property and Equipment - Continued

Depreciation expense for the three months ended March 31, 2005 and 2004 was approximately $18,216 and $21,840, respectively.


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

The Company paid approximately $14,000 and$153,800 during Calendar 2004 and 2003 to service this debt.

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

As of March 31, 2005, the Company owes approximately $1,903,392 on the long-term mortgage note payable.

Future maturities of the long-term mortgage note payable are as follows:

                                         Year ending           Principal
                                         December 31             due
                                         -----------         ----------
                                            2005             $   86,552
                                            2006                 92,082
                                            2007                 96,931
                                            2008                103,203
                                            2009                111,918
                                          2010-2014             678,465
                                          2015-2019              55,758
                                                              ---------
                                         Balance at
                                      December 31, 2004      $1,924,909
                                                             ==========

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2005 and 2004



NOTE J - Property and Equipment held for Sale

During the 3rd quarter of Calendar 2004, Company management listed the real estate and other significant assets owned by Corporation Lex for sale through a commercial real estate brokerage firm and reclassified the net carrying values at the listing date to "Property and Equipment held for Sale" in the accompanying financial statements.

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all qualifying assets as of the end of each reporting quarter. As of March 31, 2005, management has determined that no impairment of the carrying value of property and equipment held for sale was necessary.


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




                (Remainder of this page left blank intentionally)

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2005 and 2004



NOTE L - Income Taxes

The components of income tax expense (benefit) for each of the three month periods ended March 31, 2005 and 2004, respectively, are as follows:

                         Three months   Three months
                             ended          ended
                           March 31,      March 31,
                             2005           2004
                          ---------      ---------
      Federal:
        Current           $(45,300)      $114,354
        Deferred              --             --
                         ---------      ---------
                           (45,300)       114,354
                         ---------      ---------
      State:
        Current               --             --
        Deferred              --             --
                         ---------      ---------
                              --             --
                         ---------      ---------
        Total             $(45,300)      $114,354
                         =========      =========

The Company's income tax expense (benefit) for each of the three month periods ended March 31, 2005 and 2004, respectively, differed from the statutory federal rate of 34 percent as follows:
                                                       Three months Three months
                                                           ended        ended
                                                         March 31,    March 31,
                                                           2005         2004
                                                        ---------    ---------

Statutory rate applied to earnings before income taxes  $(38,600)    $124,554
Increase (decrease) in income taxes resulting from:
  State income taxes                                        --           --
  Deferred income taxes                                     --           --
  Effect of incremental tax brackets and the
    application of business tax credits                   (6,700)     (10,200)
                                                       ---------    ---------

Income tax expense                                      $(45,300)    $114,354
                                                       =========    =========

The deferred current tax asset and non-current deferred tax liability on March 31, 2005 and 2004, respectively, balance sheet consists of the following:

                                                   March 31,         March 31,
                                                     2005              2004
                                                  ---------         ---------

    Non-current deferred tax liability            $(264,877)        $(281,062)
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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2005 and 2004



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


NOTE O - Contingencies

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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2005 and 2004



NOTE O - Litigation - Continued

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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2005 and 2004



NOTE O - Litigation - Continued

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

(2)  Results of Operations

Three  months  ended March 31, 2005 as compared to three  months ended March 31,
--------------------------------------------------------------------------------
2004
----

Bar and restaurant sales decreased by approximately $238,500 (or approximately 22.4%) in the three months ended March 31, 2005. Bar and restaurant sales were approximately $1,046,000 for the three months ended March 31, 2004 as compared to approximately $826,000 for the three months ended March 31, 2005. The decrease over the comparable period from the preceding year is directly attributable to overall fluctuations in visitor traffic to the Dallas-Ft. Worth Metroplex and the effects of shifts in economic and ethnic populations in the immediate geographical area of the Company's location. While the Company's facility holds a valid "sexually oriented business" license issued by the City of Dallas, Texas; the City of Dallas, Texas continues to pursue vigorous enforcement of its Sexually Oriented Business Ordinance. This Ordinance restricts the attire and dancing activities at the Company's Million Dollar Saloon, and other local adult cabarets, which has resulted in unpredictable fluctuations in patron attendance at the Company's facilities.

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

While the City of Dallas' efforts against the Company's principal business activity, the lack of efforts by the City of Dallas to maintain a degree of economic and ethnic diversity and prosperity in the vicinity of the Company's facility may contribute to further revenue deterioration in future periods. Further, the Company's agreement with the City of Dallas requires the Million Dollar Saloon to cease business operations as an adult sexually oriented business at the close of business on July 31, 2009.

Management's continues to direct it's efforts towards customer service and increasing sales through effective marketing and advertising methods to maintain and increase its bar and restaurant patronage and comply with current regulatory conditions and environment.

The Company's rental income decreased by approximately $26,500 to approximately $110,500 for the three months ended March 31, 2005 as compared to approximately $127,000 for the comparable three month period ended March 31, 2004, due to the termination of the lease on the Corporation Lex property. All of the leases were/are with entities controlled by Duncan Burch, one of the Company's controlling shareholders. The Corporation Lex property was vacant through February 2008 when it was sold for an approximate gain of $25,000 over the carrying value in the accompanying financial statements. The rental real estate owned by Don, Inc. is subject to a lease with a separate entity controlled by Duncan Burch, an officer, director and controlling shareholder of the Company. This lease expired in August 2003 and is being continued on a month-to-month basis at the final contractual rental rate of approximately $8,500 per week.

Although the Company is seeking a long-term lease for the Don, Inc. property on terms that are at least comparable to terms for similar properties in the geographic area, there can be no assurance that the Company will be able to renew its lease with entities controlled by Mr. Burch or any other unaffiliated third-party, or if renewed, that the terms of the leases will be as favorable to the Company as it could have obtained from an unaffiliated party. The failure of the Company to obtain long-term lease agreements with Mr. Burch, or other third parties, with terms at least comparable to the existing lease arrangements could have a material adverse effect on the revenues of the Company.

Cost of sales decreased to approximately $354,000 for the three months ended March 31, 2005 as compared to approximately $547,000 for the same period of 2004. Gross profit percentages rose by approximately 800 basis points to approximately 61.46% (approximately $565,000) for the three months ended March 31, 2005 versus 53.40%% (approximately $626,000) for the three months ended March 31, 2004. Fluctuations in the Company's gross profit percentages react to and parallel the key areas of management focus for cost of sales expenditure control - principally personnel staffing levels and food and beverage costs. These areas, specifically cost controls over purchasing, inventory management protocols and labor management, are continuously monitored to maintain the Company's gross profit percentages.

General and administrative expenses were approximately $263,000 for the three months ended March 31, 2005 as compared to approximately $241,000 for the comparable period of 2004. Management is of the opinion that G&A expenses should remain relatively constant in future periods and management continues to monitor its expenditure levels to achieve optimum financial results.

Pursuant to an October 20, 2005 settlement of a lawsuit filed on February 24, 2005, the Company has accrued the discounted present value of approximately $415,026 at the prime interest rate of 6.75% to yield the gross agreed-upon settlement of $460,000.

Net income before income taxes was approximately $(159,000) for the three months ended March 31, 2005 versus approximately $366,000 for the three months ended March 31, 2004. After-tax net income decreased by approximately $366,000 from approximately $252,000 for the three months ended March 31, 2004 to approximately $(114,000) for the same period ended March 31, 2005. The Company experienced earnings per share of approximately $(0.02) and $0.04 for each of the respective three month periods ended March 31, 2005 and 2004, respectively.

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

(3)  Liquidity

As of March 31, 2005, December 31, 2004 and March 31, 2004, the Company has working capital of approximately $(437,000), $(687,000) and $299,000. The sole contributor to the Company's working capital deficit is a $1,000,000 payable to related parties, bearing interest at 8.0% per annum, related to an Operating Agreement which was triggered with the City of Dallas granting a non-confirming operating permit to the Company through July 31, 2009 and the closing of two competing operations owned and controlled by the Company's controlling shareholders.

The Company achieved positive cash flows from operations of approximately $316,000 and $226,000 for the three months ended March 31, 2005 and 2004, respectively, as compared to $419,000 for the year ended December 31, 2004.

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

The Company, in accordance with an agreement with the City of Dallas, Texas, will cease operating the Million Dollar Saloon at the close of business on July 31, 2009. This event will have a deterimental impact on the Company's liquidity and business operations.

(4)      Capital Resources

On October 20, 2005, the Company's wholly-owned subsidiary, Tempo Tamers, Inc., settled a lawsuit filed on February 24, 2005 for the gross sum of $460,000 to be paid as follows: $50,000 on the signing of the settlement documents, $50,000 on or about January 13, 2006 and $7,500 per month starting on November 1, 2005 through October 1, 2009. The settlement is non-interest bearing and, per the requirements of generally accepted accounting principles, has been discounted at the Prime Rate of 6.75% to yield a net settlement of approximately $415,026, exclusive of imputed interest. The entire discounted settlement has been charged to operations in the accompanying financial statements.

On February 14, 2003, the Company purchased 6.695 acres of undeveloped property located in Dallas, Texas. The purchase price was approximately $2,650,312, including closing expenses of approximately $53,599. The Company paid $493,072 cash, inclusive of a $140,000 loan to the Company from Duncan Burch, an officer and director of the Company, and issued to the seller a one-year note in the principal amount of $2,156,713 with 8% annual interest. This note was refinanced with a $2,000,000 long-term mortgage note payable on January 29, 2004. The Company paid an additional sum of approximately $366,000 at the closing of the permanent long-term mortgage financing.

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

The Company has identified no other significant capital requirements for 2005, other than normal repair and replacement activity at the Company's commercial rental properties and the adult entertainment lounge and restaurant facility. Liquidity requirements mandated by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management.

(5)  Recent Accounting Pronouncements

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

Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds

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

Item 6 - Exhibits

  Exhibits
  --------
  31.1   Certification  pursuant  to Section 302 of  Sarbanes-Oxley  Act of 2002
  32.1   Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Million Dollar Saloon, Inc.

Dated: August 18, 2008                               /s/ Nick Mehmeti
----------------------                               ---------------------------
                                                                    Nick Mehmeti
                                                        Chief Executive Officer,
                                                     Chief Financial Officer and
                                                                    and Director