Form 10QSB
period 2005-06-30
MILLION DOLLAR SALOON INC
filed 2008-08-20
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2005

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

                           Million Dollar Saloon, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2005

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1 Financial Statements                                                  3

  Item 2 Management's Discussion and Analysis or Plan of Operation            17

  Item 3 Controls and Procedures                                              19

Part II - Other Information

  Item 1 Legal Proceedings                                                    22

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds          23

  Item 3 Defaults Upon Senior Securities                                      23

  Item 4 Submission of Matters to a Vote of Security Holders                  23

  Item 5 Other Information                                                    23

  Item 6 Exhibits                                                             24


Signatures                                                                    24

Part I
Item 1 - Financial Statements

                  Million Dollar Saloon, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             June 30, 2005 and 2004

                                   (Unaudited)

                                                 June 30, 2005  June 30, 2004
                                                  -----------    -----------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                         $947,611       $385,763
   Marketable securities                              50,294         42,890
   Accounts receivable - trade                         8,500          8,500
   Federal income tax refunds receivable              56,124        145,000
   Inventory                                          19,754         34,377
   Prepaid expenses                                    1,960         73,740
                                                 -----------    -----------

     Total current assets                          1,084,243        690,270
                                                 -----------    -----------


Property and Equipment - At Cost
   Buildings and related improvements              1,473,356      20,95,915
   Furniture and equipment                           451,093        891,149
                                                 -----------    -----------
                                                   1,924,449      2,987,064
   Less accumulated depreciation                  (1,403,809)    (2,048,174)
                                                 -----------    -----------
                                                     520,640        938,890
   Land                                              210,000        741,488
                                                 -----------    -----------

     Net property and equipment                      730,640      1,680,378
                                                 -----------    -----------


Other Assets
   Land held for future development                2,661,546      2,649,786
   Property and equipment held for sale              870,930           --
   Operations agreement, net of accumulated
     amortization of approximately $257,405          742,595           --
   Loan costs, net of accumulated amortization
     of approximately $629                             9,660           --
   Security deposits and other                         1,725          1,725
                                                 -----------    -----------

     Total other assets                            4,286,456      2,651,511
                                                 -----------    -----------

Total Assets                                      $6,101,339     $5,022,159
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


                  Million Dollar Saloon, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                             June 30, 2005 and 2004

                                   (Unaudited)

                                                              June 30, 2005    June 30, 2004
                                                              -------------    -------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Current maturities of long-term mortgage note payable           $86,552         $62,421
   Current maturities of long-term lawsuit settlement payable       62,202            --
   Accounts payable - trade                                         21,374          14,609
   Accrued liabilities                                              95,029          49,559
   Federal income taxes payable                                       --           160,000
   Contract payable to affiliated entities                       1,000,000            --
   Accrued interest payable to affiliated entities                 173,333            --
   Tenant deposits                                                    --             6,500
                                                                ----------      ----------
     Total current liabilities                                   1,438,490         293,089
                                                                ----------      ----------


Long-Term Liabilities
   Mortgage note payable - long-term portion                     1,795,656       1,834,783
   Lawsuit settlement payable - long-term portion                  352,824            --
   Deferred tax liability                                          264,876         281,062
                                                                ----------      ----------

     Total liabilities                                           3,851,846       2,408,934
                                                                ----------      ----------


Commitments and Contingencies


Shareholders' Equity Preferred stock - $0.001 par value.
     5,000,000 shares authorized.
     None issued and outstanding.                                     --              --
   Common stock - $0.001 par value.
     50,000,000 shares authorized.
     5,731,778 shares issued and outstanding.                        5,732           5,732
   Retained earnings                                             2,243,761       2,607,493
                                                                ----------      ----------

     Total shareholders' equity                                  2,249,493       2,613,225
                                                                ----------      ----------

Total Liabilities and Shareholders' Equity                      $6,101,339      $5,022,159
                                                                ==========      ==========




  The consolidated financial information presented herein has been prepared by management without audit by independent certified public accountants.
              The accompanying notes are an integral part of these
                       consolidated financial statements.






                  Million Dollar Saloon, Inc. and Subsidiaries
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                Six and Three months ended June 30, 2005 and 2004

                                   (Unaudited)

                                             Six months     Six months    Three months   Three months
                                                ended          ended          ended          ended
                                            June 30, 2005  June 30, 2004  June 30, 2005  June 30, 2004
                                             -----------    -----------    -----------    -----------
Revenues
   Bar and restaurant sales                   $1,566,156     $1,998,474       $740,128       $951,986
   Rental income                                 221,000        237,113        110,500        110,500
                                             -----------    -----------    -----------    -----------
   Total revenues                              1,787,156      2,235,587        850,628      1,062,486
                                             -----------    -----------    -----------    -----------

Cost of Sales - Bar and
   Restaurant Operations                         731,446      1,054,285        377,054        507,630
                                             -----------    -----------    -----------    -----------

Gross Profit                                   1,055,710      1,181,302        473,574        554,856
                                             -----------    -----------    -----------    -----------

Operating Expenses
   General and administrative expenses           606,802        651,992        344,002        411,127
   Depreciation and amortization                 127,415         43,532         63,734         21,692
                                             -----------    -----------    -----------    -----------
     Total operating expenses                    734,217        695,524        407,736        432,819
                                             -----------    -----------    -----------    -----------

Income (Loss) from Operations                    321,493        485,778         65,838        122,037

Other Income (Expenses)
   Interest and other miscellaneous                  816          2,969            317            376
   Lawsuit settlement                           (415,026)          --             --             --
                                             -----------    -----------    -----------    -----------

Income (Loss) before Income Taxes                (92,717)       488,747         66,155        122,413

Income Tax (Expense) Benefit
   Currently payable/refundable                   19,800       (160,000)       (25,500)       (45,646)
   Deferred                                         --             --             --             --
                                             -----------    -----------    -----------    -----------

Net Income (Loss)                                (72,917)       328,747         40,655         76,767

Other Comprehensive Income                          --             --             --             --
                                             -----------    -----------    -----------    -----------


Comprehensive Income (Loss)                     $(72,917)      $328,747        $40,655        $76,767
                                             ===========    ===========    ===========    ===========

Earnings per share of common stock
   outstanding, computed on net income
   - basic and fully diluted                      $(0.01)         $0.06          $0.01          $0.01
                                             ===========    ===========    ===========    ===========

Weighted-average number
   of shares outstanding                       5,731,778      5,731,778      5,731,778      5,731,778
                                             ===========    ===========    ===========    ===========



  The consolidated financial information presented herein has been prepared by management without audit by independent certified public accountants.
              The accompanying notes are an integral part of these
                       consolidated financial statements.





                  Million Dollar Saloon, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2005 and 2004

                                   (Unaudited)

                                                              Six months      Six months
                                                                 ended           ended
                                                             June 30, 2005   June 30, 2004
                                                             -------------   -------------
Cash Flows from Operating Activities
   Net income                                                 $(72,917)        $328,747
   Adjustments to reconcile net income to
     net cash provided  by operating activities
       Depreciation and amortization                           127,415           43,532
       Unrealized loss on marketable securities                   --               --
       (Increase) decrease in
         Accounts receivable - trade and other                    --               --
         Federal income taxes receivable                       (19,800)            --
         Inventory                                               1,402           (9,025)
         Prepaid expenses                                            3          (70,200)
       Increase (decrease) in
         Accounts payable and other liabilities                415,883         (147,641)
         Federal income taxes payable                             --            160,000
         Accrued interest payable to affiliated entities        40,000             --
                                                             ---------        ---------

     Net cash provided by operating activities                 491,986          305,413
                                                             ---------        ---------


Cash Flows from Investing Activities
   Purchases of property and equipment                            --               --
   Cash received from sale of marketable securities               --            347,029
   Cash paid for marketable securities                            (757)            --
   Cash paid for land held for future development                 --               --
                                                             ---------        ---------

     Net cash used in investing activities                        (757)         347,029
                                                             ---------        ---------


Cash Flows from Financing Activities
   Principal paid on long-term mortgage note payable           (42,701)        (259,210)
   Cash received on note payable to officer                       --           (140,000)
   Cash paid for marketable securities                            --               --
                                                             ---------        ---------

     Net cash provided by financing activities                 (42,701)        (399,510)
                                                             ---------        ---------

Increase in Cash and Cash Equivalents                          448,528          252,932
Cash at beginning of period                                    499,083          132,831
                                                             ---------        ---------

Cash at end of period                                         $947,611         $385,763
                                                             =========        =========

Supplemental Disclosures of Interest and Income Taxes Paid
     Interest paid during the period                           $61,805          $52,816
                                                             =========        =========
     Income taxes paid (refunded)                            $    --          $    --
                                                             =========        =========



The consolidated financial information presented herein has been prepared by management without audit by independent certified public accountants.
            The accompanying notes are an integral part of these
                     consolidated financial statements.

]

                  Million Dollar Saloon, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004



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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2005 and 2004



NOTE B - Preparation of Financial Statements - Continued

These financial statements reflect the books and records of Million Dollar Saloon, Inc., Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for each of the six month periods ended June 30, 2005 and 2004, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.


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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2005 and 2004



NOTE C - Summary of Significant Accounting Policies - Continued

3.   Accounts Receivable and Revenue Recognition - continued
     --------------------------------------------

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

     At June 30, 2005 and 2004, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2005 and 2004



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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2005 and 2004



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


                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2005 and 2004



NOTE E - Fair Value of Financial Instruments - Continued

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.


NOTE F - Concentrations of Credit Risk

The  Company  maintains  its cash  accounts  in various  financial  institutions
subject  to  insurance   coverage  issued  by  the  Federal  Deposit   Insurance
Corporation  (FDIC).  Under FDIC rules,  the Company  and its  subsidiaries  are entitled to aggregate  coverage of $100,000 per account type per separate  legal entity per financial  institution.  During the years ended December 31, 2004 and
2003 and the period through June 30, 2005,  respectively,  the various operating companies  maintained deposits in these financial  institutions with credit risk exposures  in excess of  statutory  FDIC  coverage.  The Company has incurred no losses during 2004 and 2003, and subsequent thereto, as a result of any of these unsecured situations.


NOTE G - Marketable Securities

Marketable  securities  as of June  30,  2005 and 2004  consist  entirely  of an investment in a money market instrument-based mutual funds and are summarized as follows:
                                                      Available      Held to
                                      Trading         for sale      Maturity
                                      -------         --------      --------
June 30, 2005
-------------
   Aggregate fair value               $50,294          $   -        $   -
   Gross unrealized holding gain      $     -          $   -        $   -
   Gross unrealized holding losses    $     -          $   -        $   -
   Amortized cost basis               $50,294          $   -        $   -

June 30, 2004
-------------
   Aggregate fair value               $42,890          $   -        $   -
   Gross unrealized holding gains     $     -          $   -        $   -
   Gross unrealized holding losses    $     -          $   -        $   -
   Amortized cost basis               $42,890          $   -        $   -

The net unrealized holding gains and (losses) on trading securities which have been included in the statement of operations were approximately $-0- and $-0-for the each of the respective six month periods ended June 30, 2005 and 2004.

NOTE H - Property and Equipment

Property and equipment consists of the following at June 30, 2005 and 2004:

                                       June 30,       June 30,
                                         2005           2004        Estimated life
                                     -----------    -----------     --------------

Buildings and related improvements    $1,473,356     $2,095,914     55 months - 40 years
Furniture and equipment                  451,093        891,150     55 months -10 years
                                     -----------    -----------
                                       1,924,449      2,987,064
Less accumulated depreciation         (1,403,809)    (2,026,483)
                                     -----------    -----------
                                         520,640        960,581
Land                                     210,000        741,488
                                     -----------    -----------
Net property and equipment              $730,640     $1,702,069
                                     ===========    ===========

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2005 and 2004



NOTE H - Property and Equipment - Continued

Depreciation expense for the six months ended June 30, 2005 and 2004 was approximately $36,485 and $43,532, respectively.


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

As of June 30, 2005, the Company owes approximately $1,795,656 on the long-term mortgage note payable.

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
                                                               ==========

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2005 and 2004



NOTE J - Property and Equipment held for Sale

During the 3rd quarter of Calendar 2004, Company management listed the real estate and other significant assets owned by Corporation Lex for sale through a commercial real estate brokerage firm and reclassified the net carrying values at the listing date to "Property and Equipment held for Sale" in the accompanying financial statements.

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all qualifying assets as of the end of each reporting quarter. As of June 30, 2005, management has determined that no impairment of the carrying value of property and equipment held for sale was necessary.

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




                (Remainder of this page left blank intentionally)

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2005 and 2004



NOTE L - Income Taxes

The components of income tax expense (benefit) for each of the six month periods ended June 30, 2005 and 2004, respectively, are as follows:

                            Six months      Six months
                               ended           ended
                             June 30,        June 30,
                               2005            2004
                            ---------       ---------
       Federal:
         Current            $(19,800)       $160,000
         Deferred               --              --
                           ---------       ---------
                             (19,800)        160,000
                           ---------       ---------
       State:
         Current                --              --
         Deferred               --              --
                           ---------       ---------
                                --              --
                           ---------       ---------
         Total              $(19,800)       $160,000
                           =========       =========

The Company's income tax expense (benefit) for each of the six month periods ended June 30, 2005 and 2004, respectively, differed from the statutory federal rate of 34 percent as follows:
                                                         Six months   Six months
                                                            ended        ended
                                                          June 30,     June 30,
                                                            2005         2004
                                                         ---------    ---------
Statutory rate applied to earnings before income taxes   $(31,500)    $166,200
Increase (decrease) in income taxes resulting from:
  State income taxes                                         --           --
  Deferred income taxes                                      --           --
  Effect of incremental tax brackets and the
    application of business tax credits                    11,700       (6,200)
                                                        ---------    ---------

Income tax expense                                       $(19,800)    $160,000
                                                        =========    =========

The deferred current tax asset and non-current deferred tax liability on June 30, 2005 and 2004, respectively, balance sheet consists of the following:

                                                      June 30,        June 30,
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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2005 and 2004



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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2005 and 2004


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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2005 and 2004



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

(2)      Results of Operations

Six months ended June 30, 2005 as compared to Six months ended June 30, 2004
----------------------------------------------------------------------------

Bar and restaurant sales decreased by approximately $432,500 (or approximately 21.6%) in the six months ended June 30, 2005. Bar and restaurant sales were approximately $1,998,500 for the six months ended June 30, 2004 as compared to approximately $1,566,000 for the six months ended June 30, 2005. The decrease over the comparable period from the preceding year is directly attributable to overall fluctuations in visitor traffic to the Dallas-Ft. Worth Metroplex and the effects of shifts in economic and ethnic populations in the immediate geographical area of the Company's location. While the Company's facility holds a valid "sexually oriented business" license issued by the City of Dallas, Texas; the City of Dallas, Texas continues to pursue vigorous enforcement of its Sexually Oriented Business Ordinance. This Ordinance restricts the attire and dancing activities at the Company's Million Dollar Saloon, and other local adult cabarets, which has resulted in unpredictable fluctuations in patron attendance at the Company's facilities.

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

The Company's rental income decreased by approximately $16,000 to approximately $221,000 for the six months ended June 30, 2005 as compared to approximately $237,000 for the comparable six month period ended June 30, 2004, due to the termination of the lease on the Corporation Lex property. All of the leases were/are with entities controlled by Duncan Burch, one of the Company's controlling shareholders. The Corporation Lex property was vacant through February 2008 when it was sold for an approximate gain of $25,000 over the carrying value in the accompanying financial statements. The rental real estate owned by Don, Inc. is subject to a lease with a separate entity controlled by Duncan Burch, an officer, director and controlling shareholder of the Company. This lease expired in August 2003 and is being continued on a month-to-month basis at the final contractual rental rate of approximately $8,500 per week. Although the Company is seeking a long-term lease for the Don, Inc. property on terms that are at least comparable to terms for similar properties in the geographic area, there can be no assurance that the Company will be able to renew its lease with entities controlled by Mr. Burch or any other unaffiliated third-party, or if renewed, that the terms of the leases will be as favorable to the Company as it could have obtained from an unaffiliated party. The failure of the Company to obtain long-term lease agreements with Mr. Burch, or other third parties, with terms at least comparable to the existing lease arrangements could have a material adverse effect on the revenues of the Company.

Cost of sales decreased to approximately $731,000 for the six months ended June 30, 2005 as compared to approximately $1,054,000 for the same period of 2004. Gross profit percentages rose to approximately 59.07% (approximately $1,056,000) for the six months ended June 30, 2005 versus 52.84% (approximately $1,181,000) for the six months ended June 30, 2004. Fluctuations in the Company's gross profit percentages react to and parallel the key areas of management focus for cost of sales expenditure control - principally personnel staffing levels and food and beverage costs. These areas, specifically cost controls over purchasing, inventory management protocols and labor management, are continuously monitored to maintain the Company's gross profit percentages.

General and administrative expenses were approximately $633,000 for the six months ended June 30, 2005 as compared to approximately $696,000 for the comparable period of 2004. Management is of the opinion that G&A expenses should remain relatively constant in future periods and management continues to monitor its expenditure levels to achieve optimum financial results.

Pursuant to an October 20, 2005 settlement of a lawsuit filed on February 24, 2005, the Company has accrued the discounted present value of approximately $415,026 at the prime interest rate of 6.75% to yield the gross agreed-upon settlement of $460,000.

Net income (loss) before income taxes was approximately $(93,000) for the six months ended June 30, 2005 versus approximately $489,000 for the six months ended June 30, 2004. After-tax net income decreased by approximately $402,000 from approximately $329,000 for the six months ended June 30, 2004 to approximately $(73,000) for the same period ended June 30, 2005. The Company experienced earnings per share of approximately $(0.01) and $0.06 for each of the respective six month periods ended June 30, 2005 and 2004, respectively.

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

(3)  Liquidity

As of June 30, 2005, December 31, 2004 and June 30, 2004, the Company has working capital of approximately $(354,000), $(687,000) and $397,000. The major contributor to the Company's working capital deficit is a $1,000,000 payable to related parties related to an Operating Agreement which was triggered with the City of Dallas granting a non-confirming operating permit to the Company through July 31, 2009 and the closing of two competing operations owned and controlled by the Company's controlling shareholders.

The Company achieved positive cash flows from operations of approximately $492,000 and $305,000 for the six months ended June 30, 2005 and 2004, respectively, as compared to $419,000 for the year ended December 31, 2004.

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
                                                     Million Dollar Saloon, Inc.

Dated: August 18, 2008                               /s/ Nick Mehmeti
       ---------------                               ---------------------------
                                                                    Nick Mehmeti
                                                        Chief Executive Officer,
                                                     Chief Financial Officer and
                                                                    and Director