Form 10QSB
period 2005-09-30
MILLION DOLLAR SALOON INC
filed 2008-08-20
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549




--------------------------------------------------------------------------------

(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2005

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

                           Million Dollar Saloon, Inc.

              Form 10-QSB for the Quarter ended September 30, 2005

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1 Financial Statements                                                  3

  Item 2 Management's Discussion and Analysis or Plan of Operation            17

  Item 3 Controls and Procedures                                              20

Part II - Other Information

  Item 1 Legal Proceedings                                                    21

  Item 2 Unregistered Sales of Equity Securities and Use of Proceeds          23

  Item 3 Defaults Upon Senior Securities                                      23

  Item 4 Submission of Matters to a Vote of Security Holders                  23

  Item 5 Other Information                                                    23

  Item 6 Exhibits                                                             23

Signatures                                                                    23


Part I
Item 1 - Financial Statements

                  Million Dollar Saloon, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           September 30, 2005 and 2004

                                   (Unaudited)

                                                           September 30,  September 30,
                                                               2005           2004
                                                            -----------    -----------

                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                 $   972,208    $   545,118
   Marketable securities                                         50,968         43,006
   Accounts receivable
     Trade                                                        8,500          8,500
     Federal income taxes receivable                             59,198           --
   Inventory                                                     23,471         25,531
   Prepaid expenses                                               3,308         85,740
                                                            -----------    -----------

     Total current assets                                     1,117,653        707,895
                                                            -----------    -----------


Property and Equipment - At Cost
   Buildings and related improvements                         1,473,356      1,473,356
   Furniture and equipment                                      451,093        451,093
                                                            -----------    -----------
                                                              1,924,449      1,924,449
   Less accumulated depreciation                             (1,422,052)    (1,346,767)
                                                            -----------    -----------
                                                                502,397        577,682
   Land                                                         210,000        210,000
                                                            -----------    -----------

     Net property and equipment                                 712,397        787,682
                                                            -----------    -----------


Other Assets
   Land held for future development                           2,661,546      2,661,546
   Property and equipment held for sale                         870,930        870,930
   Operations agreement, net of accumulated amortization
     of approximately $302,870 and $134,250, respectively       697,130        865,750
   Loan costs, net of accumulated amortization
     of approximately $1,143 and $514, respectively               9,146          9,774
   Deposits and other                                             1,725          1,725
                                                            -----------    -----------

     Total other assets                                       4,240,477      4,409,725
                                                            -----------    -----------

Total Assets                                                $ 6,070,527    $ 5,905,302
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




                  Million Dollar Saloon, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                           September 30, 2005 and 2004

                                   (Unaudited)

                                                                  September 30,   September 30,
                                                                      2005            2004
                                                                   ----------      ----------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Current maturities of long-term mortgage note payable           $   86,552      $   85,092
   Current maturities of long-term lawsuit settlement payable          62,202            --
   Accounts payable - trade                                            18,659          22,767
   Accrued liabilities                                                124,679          60,901
   Federal income taxes payable                                          --            66,163
   Contract payable to affiliated entities                          1,000,000       1,000,000
   Accrued interest payable to affiliated entities                    193,333            --
   Tenant deposits                                                       --             6,500
                                                                   ----------      ----------

     Total current liabilities                                      1,485,425       1,241,423
                                                                   ----------      ----------


Long-Term Liabilities
   Mortgage note payable - long-term portion                        1,774,123       1,860,764
   Lawsuit settlement payable - long-term portion                     352,824            --
   Deferred tax liability                                             264,876         281,062
                                                                   ----------      ----------

     Total liabilities                                              3,877,248       3,383,249
                                                                   ----------      ----------


Commitments and Contingencies


Shareholders' Equity Preferred stock - $0.001 par value.
     5,000,000 shares authorized.
     None issued and outstanding.                                        --              --
   Common stock - $0.001 par value.
     50,000,000 shares authorized.
     5,731,778 shares issued and outstanding.                           5,732           5,732
   Retained earnings                                                2,187,547       2,516,321
                                                                   ----------      ----------

     Total shareholders' equity                                     2,193,279       2,522,053
                                                                   ----------      ----------

Total Liabilities and Shareholders' Equity                         $6,070,527      $5,247,475
                                                                   ==========      ==========



  The consolidated financial information presented herein has been prepared by management without audit by independent certified public accountants.
              The accompanying notes are an integral part of these
                       consolidated financial statements.




                  Million Dollar Saloon, Inc. and Subsidiaries
      Consolidated Statements of Operations and Comprehensive Income (Loss)
             Nine and Three months ended September 30, 2005 and 2004

                                   (Unaudited)

                                         Nine months       Nine months      Three months      Three months
                                            ended             ended             ended             ended
                                        September 30,     September 30,     September 30,     September 30,
                                            2005              2004              2005              2004
                                         -----------       -----------       -----------       -----------
Revenues
   Bar and restaurant sales              $ 2,263,978       $ 2,855,558       $   697,822       $   857,084
   Rental income                             331,500           339,113           110,500           102,000
                                         -----------       -----------       -----------       -----------
     Total revenues                        2,595,478         3,194,671           808,322           959,084
                                         -----------       -----------       -----------       -----------

Cost of Sales - Bar and
   Restaurant Operations                   1,108,355         1,604,842           376,909           550,557
                                         -----------       -----------       -----------       -----------

Gross Profit                               1,487,123         1,589,829           431,413           408,527
                                         -----------       -----------       -----------       -----------

Operating Expenses
   General and administrative expenses       882,818           924,924           377,822           325,748
   Interest                                  152,519           108,617            50,714            55,801
   Depreciation and amortization             191,123           199,547            63,708           156,015
                                         -----------       -----------       -----------       -----------
     Total operating expenses              1,226,460         1,233,088           492,244           537,564
                                         -----------       -----------       -----------       -----------

Income (Loss) from Operations                260,663           356,741           (60,831)         (129,037)

Other Income (Expenses)
   Interest and other miscellaneous            2,358             3,234             1,543               265
   Lawsuit settlement                       (415,026)             --                --                --
                                         -----------       -----------       -----------       -----------


Income (Loss) before Income Taxes           (152,005)          359,975           (59,288)         (128,772)

Income Tax (Expense) Benefit
   Currently payable                          22,874          (122,400)            3,074            37,600
   Deferred                                     --                --                --                --
                                         -----------       -----------       -----------       -----------


Net Income (Loss)                           (129,131)          237,575           (56,214)          (91,172)

Other Comprehensive Income                      --                --                --                --
                                         -----------       -----------       -----------       -----------


Comprehensive Income (Loss)              $  (129,131)      $   237,575       $   (56,214)      $   (91,172)
                                         ===========       ===========       ===========       ===========

Earnings per share of common stock
   outstanding, computed on net income
   - basic and fully diluted             $     (0.02)      $      0.04       $     (0.01)      $     (0.02)
                                         ===========       ===========       ===========       ===========

Weighted-average number
   of shares outstanding                   5,731,778         5,731,778         5,731,778         5,731,778
                                         ===========       ===========       ===========       ===========




The consolidated financial information presented herein has been prepared by management without audit by independent certified public accountants.
            The accompanying notes are an integral part of these
                     consolidated financial statements.




                  Million Dollar Saloon, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2005 and 2004

                                   (Unaudited)

                                                                              Nine months       Nine months
                                                                                 ended             ended
                                                                             September 30,     September 30,
                                                                                 2005               2004
                                                                              -----------       -----------
Cash Flows from Operating Activities
   Net income                                                                 $  (129,131)      $   237,575
   Adjustments to reconcile net income to
     net cash provided  by operating activities
       Depreciation and amortization                                              191,637           200,061
       (Increase) decrease in
         Accounts receivable - trade and other                                       --                --
         Federal income taxes refundable                                          (22,874)          145,000
         Inventory                                                                 (2,315)             (179)
Prepaid expenses                                                                   (1,345)          (82,200)
       Increase (decrease) in
         Accounts payable and other liabilities                                   442,818          (128,140)
         Accrued interest payable to affiliated entities                           60,000              --
         Federal income taxes payable                                                --              66,163
                                                                              -----------       -----------
Net cash provided by operating activities                                         538,790           438,280
                                                                              -----------       -----------

Cash Flows from Investing Activities
   Cash invested in marketable securities                                          (1,431)             --
   Cash received from sale of marketable securities                                  --             346,913
   Cash paid for land held for future development                                    --             (11,760)
                                                                              -----------       -----------
Net cash provided by (used in) investing activities                                (1,431)          335,153
                                                                              -----------       -----------

Cash Flows from Financing Activities
   Cash paid on long-term mortgage note payable                                   (64,234)         (210,858)
   Cash received (paid) on note payable to officer                                   --            (140,000)
   Cash paid for fees related to long-term mortgage note payable                     --             (10,288)
                                                                              -----------       -----------
Net cash provided by (used in) financing activities                               (64,234)         (361,146)
                                                                              -----------       -----------

Increase in Cash and Cash Equivalents                                             473,125           412,287

Cash at beginning of period                                                       499,083           132,831
                                                                              -----------       -----------

Cash at end of period                                                         $   972,208       $   545,118
                                                                              ===========       ===========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                                            $    92,005       $   108,103
                                                                              ===========       ===========
   Income taxes paid (refunded)                                               $      --         $   (88,763)
                                                                              ===========       ===========

Supplemental Disclosures of Non-Cash Financing and Investing Activities
   Accrual of amount payable to affiliated entities for operating agreement   $      --         $ 1,000,000
                                                                              ===========       ===========
   Reclassification of property and equipment, net of accumulated
     depreciation to property and equipment held for sale                     $      --         $   870,930
                                                                              ===========       ===========




The consolidated financial information presented herein has been prepared by management without audit by independent certified public accountants.
            The accompanying notes are an integral part of these
                     consolidated financial statements.

[PG NUMBER]

                  Million Dollar Saloon, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004



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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2005 and 2004



NOTE B - Preparation of Financial Statements - Continued

These financial statements reflect the books and records of Million Dollar Saloon, Inc., Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for each of the nine month periods ended September 30, 2005 and 2004, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.


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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2005 and 2004



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

     At September 30, 2005 and 2004, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2005 and 2004



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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2005 and 2004



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


                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2005 and 2004



NOTE E - Fair Value of Financial Instruments - Continued

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.


NOTE F - Concentrations of Credit Risk

The  Company  maintains  its cash  accounts  in various  financial  institutions
subject  to  insurance   coverage  issued  by  the  Federal  Deposit   Insurance
Corporation  (FDIC).  Under FDIC rules,  the Company  and its  subsidiaries  are entitled to aggregate  coverage of $100,000 per account type per separate  legal entity per financial  institution.  During the years ended December 31, 2004 and
2003 and the period  through  September  30,  2005,  respectively,  the  various operating  companies  maintained  deposits in these financial  institutions with credit risk  exposures in excess of  statutory  FDIC  coverage.  The Company has incurred no losses during 2004 and 2003, and subsequent  thereto, as a result of any of these unsecured situations.


NOTE G - Marketable Securities

Marketable  securities as of September 30, 2005 and 2004 consist  entirely of an investment in a money market instrument-based mutual funds and are summarized as follows:
                                                      Available     Held to
                                      Trading         for sale     Maturity
                                      -------         --------     --------
September 30, 2005
   Aggregate fair value               $50,968          $   -        $   -
   Gross unrealized holding gain      $     -          $   -        $   -
   Gross unrealized holding losses    $     -          $   -        $   -
   Amortized cost basis               $50,968          $   -        $   -

September 30, 2004
   Aggregate fair value               $43,006          $   -        $   -
   Gross unrealized holding gains     $     -          $   -        $   -
   Gross unrealized holding losses    $     -          $   -        $   -
   Amortized cost basis               $43,006          $   -        $   -

The net unrealized holding gains and (losses) on trading securities which have been included in the statement of operations were approximately $-0- and $-0-for the each of the respective nine month periods ended September 30, 2005 and 2004.


NOTE H - Property and Equipment

Property and equipment consists of the following at September 30, 2005 and 2004:

                                      September 30,  September 30,
                                          2005           2004        Estimated life
                                       -----------    -----------     ------------

  Buildings and related improvements   $ 1,473,356    $ 1,473,356    55 months - 40 years
  Furniture and equipment                  451,093        451,093    55 months -10 years
                                       -----------    -----------
                                         1,924,449      1,924,449
  Less accumulated depreciation         (1,422,052)    (1,346,767)
                                       -----------    -----------
                                           502,397        577,682
  Land                                     210,000        210,000
                                       -----------    -----------
  Net property and equipment           $   712,397    $   787,682
                                       ===========    ===========


                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2005 and 2004



NOTE H - Property and Equipment - Continued

Depreciation expense for the nine months ended September 30, 2005 and 2004 was approximately $54,728 and $65,297, respectively.


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

As of June 30, 2005, the Company owes approximately $1,774,123 on the long-term mortgage note payable.

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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2005 and 2004



NOTE J - Property and Equipment held for Sale

During the 3rd quarter of Calendar 2004, Company management listed the real estate and other significant assets owned by Corporation Lex for sale through a commercial real estate brokerage firm and reclassified the net carrying values at the listing date to "Property and Equipment held for Sale" in the accompanying financial statements.

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all qualifying assets as of the end of each reporting quarter. As of September 30, 2005, management has determined that no impairment of the carrying value of property and equipment held for sale was necessary.

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




                (Remainder of this page left blank intentionally)


                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2005 and 2004



NOTE L - Income Taxes

The components of income tax expense (benefit) for each of the nine month periods ended September 30, 2005 and 2004, respectively, are as follows:

                       Nine months      Nine months
                          ended             ended
                      September 30,     September 30,
                          2005              2004
                       ---------         ---------
     Federal:
       Current         $ (22,874)        $ 122,400
       Deferred             --                --
                       ---------         ---------
                         (22,874)          122,400
                       ---------         ---------
     State:
       Current              --                --
       Deferred             --                --
                       ---------         ---------
                            --                --
                       ---------         ---------
       Total           $ (22,874)        $ 122,400
                       =========         =========

The  Company's  income tax expense  (benefit) for each of the nine month periods ended  September  30, 2005 and 2004,  respectively,  differed from the statutory federal rate of 34 percent as follows:
                                                        Nine months    Nine months
                                                           ended          ended
                                                       September 30,  September 30,
                                                           2005           2004
                                                         --------       --------
Statutory rate applied to earnings before income taxes   $(51,700)      $122,400
Increase (decrease) in income taxes resulting from:
  State income taxes                                         --             --
  Deferred income taxes                                      --             --
  Effect of incremental tax brackets and the
    application of business tax credits                   (28,826)          --
                                                         --------       --------

Income tax expense                                       $(22,874)      $122,400
                                                         ========       ========

The deferred current tax asset and non-current deferred tax liability on September 30, 2005 and 2004, respectively, balance sheet consists of the following:
                                              September 30,     September 30,
                                                  2005              2004
                                               ---------         ---------

         Non-current deferred tax liability    $(264,876)        $(281,062)
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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2005 and 2004


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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2005 and 2004


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

(2)      Results of Operations

Nine months ended September 30, 2005 as compared to Nine months ended
---------------------------------------------------------------------
September 30, 2004
------------------

Bar and restaurant sales decreased by approximately $592,000 (or approximately 20.7%) in the nine months ended September 30, 2005. Bar and restaurant sales were approximately $2,856,000 for the nine months ended September 30, 2004 as compared to approximately $2,264,000 for the nine months ended September 30, 2005. The decrease over the comparable period from the preceding year is directly attributable to overall fluctuations in visitor traffic to the Dallas-Ft. Worth Metroplex and the effects of shifts in economic and ethnic populations in the immediate geographical area of the Company's location. While the Company's facility holds a valid "sexually oriented business" license issued by the City of Dallas, Texas; the City of Dallas, Texas continues to pursue vigorous enforcement of its Sexually Oriented Business Ordinance. This Ordinance restricts the attire and dancing activities at the Company's Million Dollar Saloon, and other local adult cabarets, which has resulted in unpredictable fluctuations in patron attendance at the Company's facilities.

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

The Company's rental income decreased by approximately $7,500 to approximately $331,500 for the nine months ended September 30, 2005 as compared to approximately $339,000 for the comparable nine month period ended September 30, 2004. All of the leases were/ are with entities controlled by Duncan Burch, one of the Company's controlling shareholders.

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

Cost of sales decreased to approximately $1,108,000 for the nine months ended September 30, 2005 as compared to approximately $1,605,000 for the same period of 2004. Gross profit percentages rose to approximately 57.30% (approximately
$1,487,000)  for  the  nine  months  ended  September  30,  2005  versus  50.23%
(approximately $1,590,000) for the nine months ended September 30, 2004. Fluctuations in the Company's gross profit percentages react to and parallel the key areas of management focus for cost of sales expenditure control - principally personnel staffing levels and food and beverage costs. These areas, specifically cost controls over purchasing, inventory management protocols and labor management, are continuously monitored to maintain the Company's gross profit percentages.

General and administrative expenses were approximately $1,065,000 for the nine months ended September 30, 2005 as compared to approximately $925,000 for the comparable period of 2004. Management is of the opinion that G&A expenses should remain relatively constant in future periods and management continues to monitor its expenditure levels to achieve optimum financial results.

Pursuant to an October 20, 2005 settlement of a lawsuit filed on February 24, 2005, the Company has accrued the discounted present value of approximately $415,026 at the prime interest rate of 6.75% to yield the gross agreed-upon settlement of $460,000.

Net income (loss) before income taxes was approximately $(152,000) for the nine months ended September 30, 2005 versus approximately $360,000 for the nine months ended September 30, 2004. After-tax net income decreased by approximately $194,000 from approximately $65,000 for the nine months ended September 30, 2004 to approximately $(129,000) for the same period ended September 30, 2005. The Company experienced earnings (loss) per share of approximately $(0.02) and $0.04 for each of the respective nine month periods ended September 30, 2005 and 2004, respectively.

As a general rule, the Company's adult cabaret operations experience unpredictable fluctuations as a result of the overall discretionary spending habits related to the U. S. economy, visitation levels related to visitor, convention and business travel levels and impacts related to the City of Dallas' various enforcement actions and on-premises monitoring of entertainer conduct and the condition of the surrounding environment as maintained and monitored by the City of Dallas, Texas. Management makes it's best efforts to timely adjust its expenditure levels to these events as they occur in order to maintain profitability. (3) Liquidity

As of September 30, 2005, December 31, 2004 and September 30, 2004, the Company has working capital of approximately $(368,000), $(687,000) and $(534,000). The major contributor to the Company's working capital deficit at September 30, 2005 and 2004, respectively, is a $1,000,000 payable to related parties related to an Operating Agreement which was triggered with the City of Dallas granting a non-confirming operating permit to the Company through July 31, 2009 and the closing of two competing operations owned and controlled by the Company's controlling shareholders.

The Company achieved positive cash flows from operations of approximately $539,000 and $438,000 for the nine months ended September 30, 2005 and 2004, respectively, as compared to $419,000 for the year ended December 31, 2004.

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