Form 10KSB
period 2005-12-31
MILLION DOLLAR SALOON INC
filed 2008-08-20
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB
--------------------------------------------------------------------------------

(Mark one)

[X]  Annual Report Under Section 13 or 15(d) of The  Securities  Exchange Act of
     1934

       For the fiscal year ended December 31, 2005

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

       For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

                         Commission File Number: 0-27006

                           Million Dollar Saloon, Inc.
        (Exact name of small business issuer as specified in its charter)

         Nevada                                             13-3428657
------------------------                            --------------------------
(State of incorporation)                              (IRS Employer ID Number)

                   6848 Greenville Avenue, Dallas, Texas 75231
                   -------------------------------------------
                    (Address of principal executive offices)


                           (Issuer's telephone number)


--------------------------------------------------------------------------------

     Securities register ed under Section 12 (b) of the Exchange Act - None

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


The issuer's revenues for the fiscal year ended December 31, 2005 were $3,113,980.

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

We  may be  subject  to  liabilities  in  excess  of the  coverage  provided  by
--------------------------------------------------------------------------------
insurance.
----------

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

Our Board of Directors may issue, without stockholder approval,  preferred stock
--------------------------------------------------------------------------------
with  dividend,  liquidation,  conversion,  voting or other  rights  which could
--------------------------------------------------------------------------------
adversely  affect the voting  power or other rights of the holders of our common
--------------------------------------------------------------------------------
stock.
------

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

Penny stock regulations may impose certain  restrictions on marketability of our
--------------------------------------------------------------------------------
securities.
-----------

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

Our stock is thinly traded, so you may be unable to sell at or near ask prices or at all.

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

In October 2002, Duncan Burch, Nick Mehmeti (officers and directors of the Company) and certain of their affiliated businesses (the "Clubs") entered into a Compromise Settlement Agreement and Mutual Releases (the "Settlement Agreement") with the City of Dallas to settle pending litigation, claims and disputes between the parties arising out of the operation of the Clubs in alleged violation of the Dallas City Code, including the Sexually Oriented Business Ordinance. The Settlement Agreement did not involve the Company's Million Dollar Saloon nor did the Settlement Agreement affect the operation of the Million Dollar Saloon.
                                       12

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

The following is a summary of the terms,  conditions and operating parameters of the referenced properties:
                                                                      Location/Address
                                                                      ----------------
                                                    3021 Northwest Highway    3601 State Highway 157
                                                         Dallas, Texas            Ft. Worth, Texas
                                                         -------------            ----------------
   Owner                                                Corporation Lex              Don, Inc.
   Square footage
     Building                                                8,550                     4,850
     Real estate tract                                      37,162                    60,398
   Mortgages                                                 None                      None
   Lease expiration                                         Vacant                month-to-month
   Scheduled rentals                                        Vacant                $8,500 per week
   Effective annual rental per square foot
     (Total lease term)                                      $-0-                     $91.13
   Gross book basis (including land)                      $1,206,829                 $160,447
   Net book basis (including land)                         $870,930                   $56,263
   Federal income tax basis (excluding land)               $335,901                   $18,418
   Depreciation method and life                           SL-19 years              ACRS-15 years
   Ad valorem tax rate per $100 of valuation



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

Year ended December 31, 2005 as compared to Year ended December 31, 2004
------------------------------------------------------------------------

Bar and restaurant sales decreased by approximately $(687,000) (or -20.45%) in the year ended December 31, 2005. Bar and restaurant sales were approximately $2,672,000 for the year ended December 31, 2005 as compared to approximately $3,359,000 for 2004.

The decrease over the comparable period from the preceding year is generally attributable to overall fluctuations in visitor traffic to the Dallas-Ft. Worth Metroplex and the effects of changes in the economic and ethnic populations in the immediate geographic area of the Company's physical location. The Company has experienced continually deteriorating revenue volumes over the past 4 calendar quarters and management is unable to predict if these trends are expected to continue into 2006 or reverse themselves.

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

The Company's rental income declined by approximately $14,000 to approximately $442,000 for the year ended December 31, 2005 as compared to approximately $456,000 for Calendar 2004. All of the leases were/are with entities controlled by Duncan Burch, one of the Company's controlling shareholders.

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

Cost of sales increased to approximately $1,190,000 for the year ended December 31, 2005 as compared to approximately $1,887,000 for the 2004. Gross profit percentages improved to approximately 61.78% (approximately $1,923,000) for the year ended December 31, 2005 versus 50.54% (approximately $1,928,000) for 2004. Fluctuations in the Company's gross profit percentages react to and parallel the key areas of management focus for cost of sales expenditure control - principally personnel staffing levels and food and beverage costs. These areas, specifically cost controls over purchasing, inventory management protocols and labor management, are continuously monitored to maintain the Company's gross profit percentages.

General and administrative expenses were approximately $1,633,000 for the year ended December 31, 2005 as compared to approximately $1,858,000 for 2004. The decrease was attributable lower operating costs and lower legal expenses as a result of ongoing litigation and issues related to the City of Dallas Sexually Oriented Business Ordinance which were incurred prior years and did not recur in the current operating year. Further, the Company's executive compensation, which increased dramatically during 2002, has stabilized and current expenditure levels are anticipated to remain stable into the foreseeable future. The Company anticipates relatively constant expenditure levels for general operating expenses in future periods and management continues to monitor its expenditure levels to achieve optimum financial results.

Due to the 2005 impact of an approximate $415,000 lawsuit settlement, the Company experienced net income (loss) before income taxes was approximately $(117,000) for the year ended December 31, 2005 versus approximately $74,000 for 2004. After-tax net income decreased by approximately $(197,000) from approximately $74,000 for year ended December 31, 2004 to approximately $(123,000) for 2005.. The Company experienced earnings per share of approximately $(0.02) and $0.01 per share for each of the years ended December 31, 2005 and 2004, respectively.

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

Liquidity

As of December 31, 2005 and 2004, the Company has working capital of approximately $(522,000) and $(719,000). The Company achieved positive (negative) cash flows from operations of approximately $573,000 for the 2005 versus approximately $418,000 for 2004.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                                                                         Long-Term
                                                                        Compensation
                                         Annual Compensation                 Awards         Payouts
                                                      Other      Restricted   Securities                   All
                                        Salary/       Annual       Stock      Underlying      LTIP        Other
Name/Title                     Year      Bonus     Compensation    Awards    Options/SARs   Payouts   Compensation
----------                     ----    --------    ------------    ------    ------------   -------   ------------
Nick Mehmeti                   2005     $78,000        $-0-         $-0-         $-0-         $-0-        $-0-
Chief Executive Officer and    2004     $78,000        $-0-         $-0-         $-0-         $-0-        $-0-
Chief Financial Officer        2003    $131,000        $-0-         $-0-         $-0-         $-0-        $-0-

Duncan Burch                   2005     $78,000        $-0-         $-0-         $-0-         $-0-        $-0-
Executive Vice President       2004     $78,000        $-0-         $-0-         $-0-         $-0-        $-0-
                               2003    $131,000        $-0-         $-0-         $-0-         $-0-        $-0-

Dewanna Ross                   2005     $80,000        $-0-         $-0-         $-0-         $-0-        $-0-
Secretary/Treasurer            2004     $79,624        $-0-         $-0-         $-0-         $-0-        $-0-
                               2003     $84,000        $-0-         $-0-         $-0-         $-0-        $-0-


Option Grants In Last Fiscal Year

There were no grants of stock options to any officer or director of the Company during the fiscal year ended December 31, 2005, 2004 or 2003.

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


Item 11 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of the filing date of this Annual Report relating to the beneficial ownership (as defined by the rules of the Securities and Exchange Commission) of shares of Common Stock by (I) each person who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the President and Chief Executive Officer of the Company for the year ended December 31, 2004, and (iv) each named executive officer of the Company, and (v) all executive officers and directors of the Company as a group.
                                                                    % of Class
                                                                   Beneficially
     Name and address                        Number of Shares        Owned (1)
     ----------------                        ----------------    ---------------

     Nick Mehmeti (2)                          1,675,787 (3)           29.24%
     Duncan Burch (2)                          1,675,787 (3)           29.24%
     The Irrevocable Equity Trust No. 1
         J. M. Tibbals, Trustee (4)                  451,558           7.88%
     Ronald A. Zlatniski (5)                         322,610           5.63%
     Dewanna Ross (2)                                4,000             0.70%

     All Officers and Directors
         as a Group                                  3,355,574         58.54%


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


Item 13 - Exhibits and Reports on Form 8-K

Exhibits

2.1 Stock Purchase Agreement dated August 23, 1995 by and between Art Beroff and Bjorn Heyerdahl (*)
2.2 Stock Purchase Agreement dated August 23, 1995 by and between Joseph MacDonald, Goodheart Ventures, Inc., and Bjorn Heyerdahl. (*)
2.3 Stock Purchase Agreement dated September 7, 1995 by and among Million Dollar Saloon, Inc., Goodheart Ventures, Inc., and certain individuals. (*)
2.4 Addendum and Modification to Stock Purchase Agreement dated September 19, 1995, by and among Million Dollar Saloon, Inc., Goodheart Ventures, Inc., and certain individuals. (*)
2.5 Stock Exchange Agreement dated September 7, 1995 by and among Million Dollar Saloon, Inc., Goodheart Ventures, Inc., and J.M. Tibbals, Trustee for Irrevocable Equity Trust No. 1. (*)
2.6 Addendum and Modification to Stock Exchange Agreement dated September 19, 1995, by and among Million Dollar Saloon, Inc., Goodheart Ventures, Inc., and J.M. Tibbals, Trustee for Irrevocable Equity Trust No. 1. (*)
2.7 Agreement and Plan of Merger dated October 5, 1995 by and between Million Dollar Saloon, Inc., a Texas corporation, and Goodheart Ventures, Inc., a Nevada corporation. (*)
2.8 Addendum and Modification to Stock Purchase Agreement made and entered into the 7th day of September 1995 by and among Million Dollar Saloon, Inc., Goodheart Ventures, Inc., and certain individuals dated October 31, 1995. (**)
3(I)   Articles of Incorporation of The Company, as amended to date. (*)
3(ii)  Bylaws of the Company. (*)
3(iii) Amended and Restated Bylaws of the Company effective July 9, 1999 (**)
4.1    Specimen Common Stock Certificate. (*)
10.1   Leases of Properties. (*)
10.2 Promissory Note for $750,000 with Abrams Centre National Bank dated September 22, 1995. (*)
10.3 Modification of Lease Agreement dated January 31, 2001 between Corporation Lex and MD II Entertainment, Inc. (***)
10.4 Promissory Note dated February 14, 2003 (the "Note") in the principal amount of $2,156,713.50 payable by the Company to One Stemmons Land Limited Partnership with interest at 8% per annum, interest payable monthly, with a single principal payment due and payable on February 1, 2004. (+)
10.5 Deed of Trust, dated February 14, 2003, signed by the Company granting a security interest in 6.6 acres of undeveloped real estate in Dallas, Texas to secure payment of the Note. (+)
10.6 Special Warranty Deed with Vendor's Lien dated February 14, 2002 relating to 6.6 acres of real estate located in Dallas, Texas. (+)
10.7 Promissory Note, dated January 29, 2004, in the principal amount of $2,000,000 payable by the Company to Citizens National Bank in Waxahachie, Texas. (o)
10.8 Deed of Trust, dated January 29, 2004, signed by the Company granting a security interest in 6.6 acres of undeveloped real estate in Dallas, Texas, to secure payment of the note payable to Citizens National Bank in Waxahachie, Texas (o)

14.1   Code of Ethics (z)
21.1   Subsidiaries of the Company. (*)
31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive and Financial Officer.
32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 - Chief Executive and Financial Officer.

* Incorporated by reference to the Company's Form 10-SB filed December 26, 1995. ** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999. *** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. + Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. o Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. z Incorporated by reference to the Company's Annual report on Form 10-KSB for the fiscal year ended December 31, 2004.


Reports on Form 8-K
-------------------

   None


Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, S. W. Hatfield, CPA of Dallas, Texas or Blanchfield, Kober & Company, PC of Hauppauge, NY:

                                 Year ended        Year ended
                                December 31,      December 31,
                                   2005              2004
                                 -------           -------
1.          Audit fees           $11,000           $15,000
2.          Audit-related fees      --                --
3.          Tax fees                --                --
4.          All other fees          --                --
                                 -------           -------

   Totals                        $11,000           $15,000
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

The Company's principal accountant, S. W. Hatfield, CPA or Blanchfield, Kober & Company, P. C., did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.



                (Remainder of this page left blank intentionally)



          (Financial statements follow on the next page, beginning F-1)

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Report of Registered Independent Public Accounting Firm                      F-2

Consolidated Financial Statements

   Consolidated Balance Sheets
      as of December 31, 2005 and 2004                                       F-3

   Consolidated Statements of Operations and Comprehensive Income (Loss)
      for the years ended December 31, 2005 and 2004                         F-4

   Consolidated Statements of Changes in Shareholders' Equity
      for the years ended December 31, 2005 and 2004                         F-5

   Consolidated Statements of Cash Flows
      for the years ended December 31, 2005 and 2004                         F-6

   Notes to Consolidated Financial Statements                                F-7

                 Letterhead of Blanchfield, Kober & Company, LLP


             REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM



Board of Directors and Shareholders
Million Dollar Saloon, Inc.

We have audited the consolidated balance sheet of Million Dollar Saloon, Inc. and Subsidiaries (a Nevada corporation and Texas corporations, respectively) as of December 31, 2005 and 2004 and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the years ended December 31, 2005 and 2004, respectively. These consolidated financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Million Dollar Saloon, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the years ended December 31, 2005 and 2004, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.


                                           /s/ Blanchfield, Kober & Company, LLP
                                           -------------------------------------
                                               BLANCHFIELD, KOBER & COMPANY, LLP
Hauppauge, New York
July 8, 2008


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2005 and 2004

                                                      December 31,   December 31,
                                                          2005           2004
                                                      -----------    -----------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                           $   930,177    $   499,083
   Marketable securities                                   51,394         49,537
   Accounts receivable - trade and other                    8,500          8,500
   Prepaid Federal income taxes receivable                  8,625         36,324
   Inventory                                               25,385         21,156
   Prepaid expenses                                           946          1,963
                                                      -----------    -----------

     Total current assets                               1,025,027        616,563
                                                      -----------    -----------


Property and Equipment - At Cost
   Buildings and related improvements                   1,526,424      1,473,356
   Furniture and equipment                                451,093        451,093
                                                      -----------    -----------
                                                        1,977,517      1,924,449
   Less accumulated depreciation                       (1,445,711)    (1,367,323)
                                                      -----------    -----------
                                                          531,806        557,126
   Land                                                   210,000        210,000
                                                      -----------    -----------

     Net property and equipment                           741,806        767,128
                                                      -----------    -----------


Other Assets
   Land held for future development                     2,661,546      2,661,546
   Property and equipment held for sale                   870,930        870,930
   Operations agreement, net of accumulated
     amortization of approximately $348,335
     and$166,475, respectively                            651,665        833,525
   Loan costs, net of accumulated amortization
     of approximately $1,315 and $629, respectively         8,974          9,660
   Security deposits and other                              1,725          1,725
                                                      -----------    -----------

     Total other assets                                 4,194,840      4,377,386
                                                      -----------    -----------


Total Assets                                          $ 5,961,673    $ 5,761,075
                                                      ===========    ===========



                                  - Continued -

              The accompanying notes are an integral part of these
                       consolidated financial statements.




                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                           December 31, 2005 and 2004

                                                                   December 31,     December 31,
                                                                       2005             2004
                                                                    ----------       ----------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Current maturities of long-term mortgage note payable            $   92,082       $   86,478
   Current maturities of long-term lawsuit settlement payable          121,330             --
   Accounts payable - trade                                             44,050           38,467
   Accrued liabilities                                                  75,942           77,079
   Contract payable to affiliated entities                           1,000,000        1,000 000
   Accrued interest payable to affiliated entities                     213,333          133,333
                                                                    ----------       ----------

     Total current liabilities                                       1,546,737        1,335,357
                                                                    ----------       ----------

Long-Term Liabilities
   Long-term mortgage note payable, net of current maturities        1,746,373        1,838,431
   Long-term lawsuit settlement payable                                226,017             --
   Deferred tax liability                                              243,618          264,877
                                                                    ----------       ----------

     Total liabilities                                               3,762,745        3,438,665
                                                                    ----------       ----------


Commitments and Contingencies


Shareholders' Equity Preferred stock - $0.001 par value.
     5,000,000 shares authorized.
     None issued and outstanding                                          --               --
   Common stock - $0.001 par value.
     50,000,000 shares authorized.
     5,731,778 shares issued and outstanding, respectively.              5,732            5,732
   Retained earnings                                                 2,193,196        2,316,678
                                                                    ----------       ----------

     Total shareholders' equity                                      2,198,928        2,322,410
                                                                    ----------       ----------


Total Liabilities and Shareholders' Equity                          $5,961,673       $5,761,075
                                                                    ==========       ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.






                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                     Years ended December 31, 2005 and 2004


                                                      Year ended     Year ended
                                                     December 31,   December 31,
                                                         2005           2004
                                                     -----------    -----------
Revenues
   Bar and restaurant sales                          $ 2,671,980    $ 3,359,444
   Rental income from related parties                    442,000        456,113
                                                     -----------    -----------
     Total revenues                                    3,113,980      3,815,557
                                                     -----------    -----------

Cost of Sales - Bar and Restaurant Operations
   Direct labor                                          662,791      1,227,175
   Purchases                                             567,359        660,162
                                                     -----------    -----------
     Total cost of sales                               1,190,150      1,887,337
                                                     -----------    -----------

Gross Profit                                           1,923,830      1,928,220
                                                     -----------    -----------

Operating Expenses
   Salaries, wages and related expenses                  442,325        609,685
   Consulting, legal and other professional fees         115,452         36,123
   Rental expenses, principally taxes                    113,305        142,205
   Interest expense                                      208,053        264,789
   Other operating expenses                              494,080        585,081
   Depreciation and amortization                         260,247        252,331
                                                     -----------    -----------
       Total operating expenses                        1,633,462      1,890,214
                                                     -----------    -----------

Income (Loss) from Operations                            290,368         38,006

Other Income (Expenses)
   Interest income and other                               7,768          2,574
   Lawsuit settlement                                   (415,026)          --
   Unrealized gain (loss) on marketable securities          (151)         1,081
                                                     -----------    -----------

Income (Loss) before Income Taxes                       (117,041)        41,661

Provision for Income Taxes
   Currently (payable) refundable                        (27,699)       (19,913)
   Deferred (expense) benefit                             21,258         16,184
                                                     -----------    -----------

Net Income (Loss)                                       (123,482)        37,932

Other Comprehensive Income                                  --             --
                                                     -----------    -----------

Comprehensive Income (Loss)                          $  (123,481)   $    37,932
                                                     ===========    ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.







                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 2005 and 2004



                                             Common Stock                                     Total
                                             ------------                 Retained        shareholders'
                                      # shares           Amount           earnings           equity
                                    -----------       -----------       -----------        -----------

Balances at January 1, 2004           5,731,778       $     5,732       $ 2,278,746        $ 2,284,478

Net income for the year                    --                --              37,932             37,932
                                    -----------       -----------       -----------        -----------


Balances at December 31, 2004        5,731, 778             5,732         2,316,678          2,322,410

Net loss for the year                      --                --            (123,482)          (123,482)
                                    -----------       -----------       -----------        -----------

Balances at December 31, 2005         5,731,778       $     5,732       $ 2,193,196        $ 2,198,928
                                    ===========       ===========       ===========        ===========














              The accompanying notes are an integral part of these
                       consolidated financial statements.






                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2005 and 2004


                                                                   Year ended         Year ended
                                                                  December 31,       December 31,
                                                                      2005               2004
                                                                  -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                              $  (123,482)       $    37,932
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                                  260,933            252,959
       Bad debt expense                                                  --                 --
       Unrealized (gain) loss on marketable securities                   (151)            (1,081)
       Deferred income taxes                                          (21,258)           (16,184)
       (Increase) decrease in
         Accounts receivable - trade                                     --                 --
         Federal income taxes receivable                               27,699            108,676
         Inventory                                                     (4,229)             4,196
Prepaid expenses and other                                              1,017              1,577
       Increase (decrease) in
         Accounts payable and other accrued liabilities                 4,446            (96,266)
         Lawsuit settlement payable                                   347,347               --
         Accrued interest payable to affiliated entities               80,000            133,333
         Deferred revenues                                               --               (6,500)
         Accrued federal income taxes payable                            --                 --
                                                                  -----------        -----------
     Net cash provided by (used in) operating activities              572,624            418,642
                                                                  -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for land held for future development                        --              (11,760)
   Cash received from sale of marketable securities                    (2,008)           341,463
   Purchase of marketable securities                                     --                 --
   Purchases of property and equipment                                (53,068)              --
                                                                  -----------        -----------
     Net cash provided by (used in) investing activities              (55,076)           329,703
                                                                  -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal paid on long-term mortgage note payable                  (86,454)          (231,805)
   Cash paid to acquire long-term mortgage note payable                  --              (10,288)
   Cash received (paid) on note payable to officer                       --             (140,000)
                                                                  -----------        -----------
     Net cash provided by (used in) financing activities              (86,454)          (382,093)
                                                                  -----------        -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      431,094            366,252
Cash and cash equivalents at beginning of year                        499,083            132,831
                                                                  -----------        -----------

Cash and cash equivalents at end of year                          $   930,177        $   499,083
                                                                  ===========        ===========

SUPPLEMENTAL DISCLOSURES OF
   INTEREST AND INCOME TAXES PAID
     Interest paid                                                $   207,367        $   130,828
                                                                  ===========        ===========
     Income taxes paid                                            $      --          $    88,763
                                                                  ===========        ===========

SUPPLEMENTAL DISCLOSURES OF
   NON-CASH INVESTING AND FINANCING ACTIVITIES
     Accrued operating agreement payable to affiliated entities   $      --          $ 1,000,000
                                                                  ===========        ===========
     Reclassification of Property and Equipment to
       Property and Equipment held for Sale                       $      --          $   870,930
                                                                  ===========        ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004



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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

These financial statements reflect the books and records of Million Dollar Saloon, Inc., Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for the years ended December 31, 2005 and 2004, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.





                (Remainder of this page left blank intentionally)

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2005 and 2004



NOTE C - Summary of Significant Accounting Policies

1)   Cash and Cash Equivalents
     -------------------------

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

2)   Marketable Securities
     ---------------------

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

3)   Accounts Receivable and Revenue Recognition
     -------------------------------------------

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

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2005 and 2004


NOTE C - Summary of Significant Accounting Policies - Continued

(3)  Accounts Receivable and Revenue Recognition - continued
     -------------------------------------------------------

     Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

(4)  Inventory
     ---------

     Inventory consists of food and liquor consumables necessary in the operation of Tempo's adult lounge and entertainment facility. These items are valued at the lower of cost or market using the first-in, first-out method of accounting.

(5)  Property and Equipment
     ----------------------

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

     At December 31, 2005 and 2004, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2005 and 2004


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

Since January 1, 2001, the renegotiated lease between Corporation Lex and the entity controlled by Duncan Burch contained a percentage rent clause whereby Corporation Lex would receive a base rental equal to 10% of the gross revenues generated from the business located at the property, less State Liquor and State Sales Taxes, payable quarterly, with a minimum weekly payment of $1,000 which will be credited against the quarterly percentage rent due. The minimum weekly rent payment shall not be less than $1,000 per week. During 2004, approximately $6,500 of lease payments was received by the Company for this property.

In March 2004, the Company received the required supporting documentation from the lessee to validate the percentage rents due for Calendar 2002 and through July 31, 2003, which caused a significant upward revision of our estimate for amounts due in Calendar 2002. As of July 31, 2003, the lessee owed percentage rent as follows:
                                            Year ended
                                           December 31,          Amount due
                                           ------------          ----------
                                               2001               $ 42,952
                                               2002                 98,000
                                               2003                107,513
                                                                   -------
                                                                  $248,465

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

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2005 and 2004


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

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2005 and 2004


NOTE E - Fair Value of Financial Instruments - Continued

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.


NOTE F - Concentrations of Credit Risk

The  Company  maintains  its cash  accounts  in various  financial  institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended December 31, 2005 and 2004, respectively, the various operating companies maintained deposits in these financial institutions with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses during 2005 and 2004, and subsequent thereto, as a result of any of these unsecured situations.


NOTE G - Marketable Securities

Marketable securities as of December 31, 2005 and 2004 consist entirely of an investment in a money market instrument-based mutual funds and are summarized as follows:
                                                         Available     Held to
                                        Trading          for sale     Maturity
                                        -------          --------     --------
December 31, 2005
-----------------
   Aggregate fair value                 $51,394          $   -        $   -
   Gross unrealized holding gain        $   151          $   -        $   -
   Gross unrealized holding losses      $     -          $   -        $   -
   Amortized cost basis                 $51,243          $   -        $   -

December 31, 2004
-----------------
   Aggregate fair value                 $49,537          $   -        $   -
   Gross unrealized holding gains       $ 1,081          $   -        $   -
   Gross unrealized holding losses      $     -          $   -        $   -
   Amortized cost basis                 $48,456          $   -        $   -

The net unrealized holding gains or (losses) on trading securities which have been included in the statement of operations were approximately $151 and $1,081 for the each of the respective years ended December 31, 2005 and 2004.

NOTE H - Property and Equipment

Property and equipment consists of the following at December 31, 2005 and 2004:

                                     December 31,   December 31,
                                         2005           2004      Estimated life
                                     -----------    -----------   --------------
Buildings and related improvements   $ 1,526,424    $ 1,473,356    15-40 years
Furniture and equipment                  451,093        451,093     5-10 years
                                     -----------    -----------
                                       1,977,517      1,924,449
Less accumulated depreciation         (1,445,711)    (1,367,323)
                                     -----------    -----------
                                         531,806        557,126
Land                                     210,000        210,000
                                     -----------    -----------
Net property and equipment           $   741,806    $   767,126
                                     ===========    ===========

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2005 and 2004


NOTE H - Property and Equipment - Continued

Depreciation expense for the years ended December 31, 2005 and 2004 was approximately $78,387 and $85,856, respectively.


NOTE I - Land Held for Future Development
           Note Payable
           Loan from Officer
           Long-term Mortgage Note Payable

On February 14, 2003, the Company purchased 6.695 acres of undeveloped property located in Dallas, Texas. The purchase price was approximately $2,650,312, including closing expenses of approximately $53,599. The Company paid $493,072 cash, inclusive of a $140,000 loan to the Company from Duncan Burch, an officer and director of the Company, and issued to the seller a one-year note in the principal amount of $2,156,713 with 8% annual interest. The payment of the note is secured with a lien against the property granted to the note holder by the Company. The interest on the note is payable monthly (approximately $14,678 per month) beginning April 1, 2003 with the principal amount due and payable on February 1, 2004. This debt was refinanced on January 29, 2004 and paid in full.

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

As of December 31, 2005 and 2004, respectively, the Company owed approximately $1,838,455 and $1,924,909 on the long-term mortgage note payable.

Future maturities of the long-term mortgage note payable are as follows:

                                             Year ending         Principal
                                             December 31           due
                                             -----------         ----------
                                                2006             $   92,082
                                                2007                 96,931
                                                2008                103,203
                                                2009                111,918
                                              2010-2014             678,465
                                              2015-2019             755,856
                                                                 ----------
                                                Total            $1,838,455

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2005 and 2004


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




                (Remainder of this page left blank intentionally)

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2005 and 2004



NOTE L - Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2005 and 2004, respectively, are as follows:


                       Year ended       Year ended
                      December 31,     December 31,
                          2005             2004
                       --------         --------
     Federal:
       Current         $ 27,699         $ 19,913
       Deferred         (21,258)         (16,184)
                       --------         --------
                          6,441            3,729
                       --------         --------
     State:
       Current             --               --
       Deferred            --               --
                       --------         --------
                           --               --
                       --------         --------
       Total           $  6,441         $  3,729
                       ========         ========

The Company's income tax expense (benefit) for the years ended December 31, 2005 and 2004, respectively, differed from the statutory federal rate of 34 percent as follows:
                                                        Year ended   Year ended
                                                       December 31, December 31,
                                                           2005         2004
                                                        --------     --------

Statutory rate applied to earnings before income taxes  $(40,000)    $ 14,200
Increase (decrease) in income taxes resulting from:
  State income taxes                                        --           --
  Deferred income taxes                                  (21,258)     (16,184)
  Effect of incremental tax brackets and the
    application of business tax credits                   61,258        5,713
                                                        --------     --------

Income tax expense                                      $  6,441     $  3,729
                                                        ========     ========

The deferred current tax asset and non-current deferred tax liability on December 31, 2005 and 2004, respectively, balance sheet consists of the following:
                                               December 31,      December 31,
                                                   2005              2004
                                                ---------         ---------
         Non-current deferred tax liability     $(243,618)        $(264,877)
                                                =========         =========

The non-current deferred tax liability results from the usage of statutory accelerated tax depreciation and amortization methods.


NOTE M - Capital Stock Transactions

On March 19, 1998, the Company entered into a Stock Purchase Agreement (Agreement) with an unrelated individual. The Agreement contained a "second closing" clause, as amended, whereby the individual may acquire an additional 400,000 shares of restricted, unregistered common stock at a price of $1.10 per share on or before the close of business on October 18, 2004. This Agreement expired on October 18, 2004 with no shares of common stock issued in accordance with the "second closing" portion of the Agreement.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2005 and 2004


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

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2005 and 2004


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


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2005 and 2004


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


NOTE P - Segment Information

The Company operates with a centralized management structure and has two identifiable operating segments: an adult entertainment lounge and restaurant located in Dallas, Texas and commercial rental real estate located in Dallas and Tarrant Counties, Texas. All revenues are generated operations in these geographic areas. As of December 31, 2005 and 2004, respectively, all rental revenues are derived from entities controlled by Duncan Burch, an officer, director and controlling shareholder. Approximately 12.0% and 18.2% of total revenues for 2005 and 2004, respectively, were derived from these related parties.

A summary of the Company's operating segments is as follows:

                                          Restaurant           Rental           General and
                                           facility          real estate      administrative         Total
                                           --------          -----------      --------------         -----

Year ended December 31, 2005
----------------------------
   Revenue from external customers       $ 2,671,980        $      --          $      --          $ 2,671,980
   Revenue from related parties                 --              442,000               --              442,000
   Revenue (expenses) from/to
     intercompany sources                     (6,127)          (203,072)           209,199               --
   Interest income                               164              3,349              4,255              7,768
   Interest expense                           84,821               --              123,232            208,053
   Depreciation and amortization             255,904              4,343                686            260,933
   Income tax expense (benefit)              (11,946)            88,121            (82,616)            (6,441)
   Segment assets                            286,825          2,301,269          3,373,579          5,961,673
   Fixed asset expenditures                   53,068               --                 --               53,068

Year ended December 31, 2004
----------------------------
   Revenue from external customers       $ 2,671,980        $      --          $      --          $ 2,671,980
   Revenue from related parties                 --              442,000               --              442,000
   Revenue (expenses) from/to
     intercompany sources                     (6,127)          (203,072)           209,199               --
   Interest income                               164              3,349              4,255              7,768
   Interest expense                           84,821               --              123,232            208,053
   Depreciation and amortization             255,904              4,343                686            260,933
   Income tax expense (benefit)              (11,946)            88,121            (82,616)            (6,441)
   Segment assets                            286,825          2,301,269          3,373,579          5,961,673
   Fixed asset expenditures                   53,068               --                 --               53,068





                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2005 and 2004


NOTE Q- Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2006 and 2005, respectively.


                             Quarter ended       Quarter ended      Quarter ended       Quarter ended        Year ended
                                March 31,           June 30,        September 30,        December 31,        December 31,
                              -----------         -----------        -----------         -----------         -----------

Calendar 2005
   Restaurant sales           $   826,068         $   740,128        $   697,822         $   407,962         $ 2,671,980
   Rental income -
     Related party            $   110,500         $   110,500        $   110,500         $   110,500         $   442,000
   Gross profit               $   582,136         $   473,574        $   431,413         $   436,707         $ 1,923,830
   Net earnings after
     provision for
     income taxes             $  (113,572)        $    40,655        $   (56,214)        $     5,649         $  (123,482)
   Basic and fully diluted
     earnings per share       $     (0.02)        $      0.01        $     (0.01)               --           $     (0.02)
   Weighted average
     number of shares
     issued and outstanding     5,731,788           5,731,788          5,731,788           5,731,788           5,731,788

Calendar 2004
   Restaurant sales           $ 1,046,488         $   951,986        $   857,084         $   503,886         $ 3,359,444
   Rental income -
     Related party            $   126,613         $   110,500        $   102,000         $   117,000         $   456,113
   Gross profit               $   626,446         $   554,856        $   408,527         $   338,391         $ 1,928,220
   Net earnings after
     provision for
     income taxes             $   251,980         $    76,767        $   (91,172)        $  (199,643)        $    37,932
   Basic and fully diluted
     earnings per share       $      0.04         $      0.01        $     (0.02)        $     (0.03)        $      0.01
   Weighted average
     number of shares
     issued and outstanding     5,731,788           5,731,788          5,731,788           5,731,788           5,731,788



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


Dated: August 18, 2008                          By:      /s/ Nick Mehmeti
       ---------------                             -----------------------------
                                                                    Nick Mehmeti
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director


Dated: August 18, 2008                          By:      /s/ Duncan Burch
       ---------------                             -----------------------------
                                                                   Duncan Burch
                                                       Executive Vice President
                                                                   and Director


Dated: August 18, 2008                           By:      /s/ Dewanna Ross
       ---------------                              ----------------------------
                                                                   Dewanna Ross
                                                        Secretary and Treasurer