Form 10QSB
period 2006-03-31
MILLION DOLLAR SALOON INC
filed 2008-08-20
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
________________________________________________________________________________

(Mark one)
    X          Quarterly  Report  Under  Section  13 or 15(d) of the  Securities
   ---         Exchange Act of 1934

                  For the quarterly period ended March 31, 2006

   --- Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from ______________ to _____________
________________________________________________________________________________

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

________________________________________________________________________________


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act): YES   NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 18, 2008: 5,731,778
                                          ---------------------------

Transitional Small Business Disclosure Format (check one): YES   NO [X]

                           Million Dollar Saloon, Inc.

                Form 10-QSB for the Quarter ended March 31, 2006

                                      Index

                                                                            Page
Part I - Financial Information

  Item 1 Financial Statements                                                  3

  Item 2 Management's Discussion and Analysis or Plan of Operation            17

  Item 3 Controls and Procedures                                              21

Part II - Other Information

  Item 1 Legal Proceedings                                                    21

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds          23

  Item 3 Defaults Upon Senior Securities                                      23

  Item 4 Submission of Matters to a Vote of Security Holders                  23

  Item 5 Other Information                                                    23

  Item 6 Exhibits                                                             23


Signatures                                                                    23

Part I
Item 1 - Financial Statements

                  Million Dollar Saloon, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             March 31, 2006 and 2005

                                   (Unaudited)
                                                       March 31,      March 31,
                                                         2006           2005
                                                       ---------      ---------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                            $ 975,039      $ 793,068
   Marketable securities                                  52,147         50,033
   Federal income tax refund receivable                   41,000         81,624
Inventory                                                 17,305         23,321
   Prepaid expenses                                        2,827           --
                                                       ---------      ---------

     Total current assets                              1,096,818        965,046
                                                       ---------      ---------


Property and Equipment - At Cost
   Buildings and related improvements                  1,526,424      1,473,356
   Furniture and equipment                               451,093        451,093
                                                       ---------      ---------
                                                       1,977,517      1,924,449
   Less accumulated depreciation                      (1,467,910)    (1,385,540)
                                                       ---------      ---------
                                                         509,607        538,909
   Land                                                  210,000        210,000
                                                       ---------      ---------

     Net property and equipment                          719,607        748,909
                                                       ---------      ---------


Other Assets
   Land held for future development                    2,661,546      2,661,546
   Property and equipment held for sale                  870,930        870,930
   Operations agreement, net of accumulated
     amortization of approximately $393,800 and
     $211,940, respectively                              606,200        788,640
   Loan costs, net of accumulated amortization
     of approximately $1,468 and $629, respectively        8,803          9,660
   Security deposits and other                             1,725          1,725
                                                       ---------      ---------

     Total other assets                                4,149,204      4,331,921
                                                       ---------      ---------

Total Assets                                           $5,965,629    $6,045,876
                                                       ==========    ==========



                                  - Continued -





 The consolidated financial information presented herein has been prepared by management without audit by independent certified public accountants.
        The accompanying notes are an integral part of these consolidated



                  Million Dollar Saloon, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                             March 31, 2006 and 2005

                                   (Unaudited)
                                                               March 31,     March 31,
                                                                 2006          2005
                                                               ---------     ---------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Current maturities of long-term mortgage note payable       $ 167,481     $  86,552
   Current maturities of long-term lawsuit settlement payable     70,550        62,202
   Accounts payable - trade                                       13,944        15,211
   Accrued liabilities                                            80,719        85,200
   Contract payable to affiliated entities                     1,000,000     1,000,000
   Accrued interest payable to affiliated entities               233,333       153,333
   Tenant deposits                                                  --            --
                                                               ---------     ---------
     Total current liabilities                                 1,566,027     1,402,498
                                                               ---------     ---------


Long-Term Liabilities
   Mortgage note payable - long-term portion                   1,649,737     1,816,840
   Lawsuit settlement payable - long-term portion                204,297       352,824
   Deferred tax liability                                        243,618       264,876
                                                               ---------     ---------

     Total liabilities                                         3,663,679     3,837,038
                                                               ---------     ---------


Commitments and Contingencies


Shareholders' Equity Preferred stock - $0.001 par value.
     5,000,000 shares authorized.
     None issued and outstanding.                                   --           --
   Common stock - $0.001 par value.
     50,000,000 shares authorized.
     5,731,778 shares issued and outstanding.                      5,732         5,732
   Retained earnings                                           2,296,218     2,203,106
                                                               ---------     ---------

     Total shareholders' equity                                2,301,950     2,208,838
                                                               ---------     ---------

Total Liabilities and Shareholders' Equity                    $5,965,629    $6,045,876
                                                              ==========    ==========




 The consolidated financial information presented herein has been prepared by management without audit by independent certified public accountants.
        The accompanying notes are an integral part of these consolidated

                  Million Dollar Saloon, Inc. and Subsidiaries
                        Consolidated Statements of Income
                   Three months ended March 31, 2006 and 2005

                                   (Unaudited)

                                                      Three months  Three months
                                                         ended         ended
                                                        March 31,     March 31,
                                                          2006          2005
                                                      ------------  ------------
Revenues
   Bar and restaurant sales                           $    757,137  $   826,028
Rental income                                              102,000      110,500
                                                      ------------  ------------
     Total revenues                                        859,137      936,528
                                                      ------------  ------------

Cost of Sales - Bar and Restaurant Operations              330,037      354,392
                                                      ------------  ------------

Gross Profit                                               529,100      582,136
                                                      ------------  ------------

Operating Expenses
   General and administrative expenses                     350,859      262,799
   Depreciation and amortization                            67,664       63,681
                                                      ------------  ------------
     Total operating expenses                              418,523      326,480
                                                      ------------  ------------

Income from Operations                                     110,577      255,656

Other Income (Expenses)
   Interest and other miscellaneous                          6,945          498
   Lawsuit settlement                                         --       (415,026)
                                                      ------------  ------------

Income before Income Taxes                                 117,522     (158,872)

Income Tax (Expense) Benefit
   Currently (payable) refundable                          (14,500)      45,300
   Deferred                                                   --            --
                                                      ------------  ------------

Net Income (Loss)                                          103,022     (113,572)

Other Comprehensive Income                                    --            --
                                                      ------------  ------------

Comprehensive Income                                  $    103,022    $(113,572)
                                                      ============  ============

Earnings per share of common stock outstanding,
   computed on net income - basic and fully diluted   $       0.02    $   (0.02)
                                                      ============  ============

Weighted-average number of shares outstanding            5,731,778     5,731,778
                                                      ============  ============




  The consolidated financial information presented herein has been prepared by management without audit by independent certified public accountants.
        The accompanying notes are an integral part of these consolidated



                  Million Dollar Saloon, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2006 and 2005

                                   (Unaudited)

                                                             Three months   Three months
                                                                 ended         ended
                                                               March 31,      March 31,
                                                                 2006           2005
                                                             ------------   ------------

Cash Flows from Operating Activities
   Net Income (Loss)                                         $   103,022    $  (113,672)
   Adjustments to reconcile net income to
     net cash provided  by operating activities
       Depreciation and amortization                              67,835         63,681
       Unrealized loss on marketable securities                     (153)           --
       (Increase) decrease in
         Accounts receivable - trade and other                       --          (8,500)
         Income taxes receivable                                 (32,375)       (45,300)
         Inventory                                                 8,080         (2,105)
         Prepaid expenses                                         (1,881)         1,963
       Increase (decrease) in
         Accounts payable and other liabilities                  (25,329)       399,891
         Lawsuit settlement payable                              (72,500)           --
         Accrued interest payable to affiliated entities          20,000         20,000
                                                             ------------   ------------

     Net cash provided by operating activities                    66,699        315,998
                                                             ------------   ------------

Cash Flows from Investing Activities
   Purchases of property and equipment                               --             --
   Cash received from sale of marketable securities                  --            (496)
   Cash paid for marketable securities                              (600)           --
   Cash paid for land held for future development                    --             --
                                                             ------------   ------------

     Net cash used in investing activities                          (600)          (496)
                                                             ------------   ------------


Cash Flows from Financing Activities
   Principal paid on long-term mortgage note payable             (21,237)       (21,517)
   Cash received (paid) on note payable to officer                   --             --
                                                             ------------   ------------

     Net cash provided by financing activities                   (21,237)       (21,517)
                                                             ------------   ------------

Increase in Cash and Cash Equivalents                             44,862        293,985

Cash at beginning of period                                      930,177        499,083
                                                             ------------   ------------

Cash at end of period                                        $   975,039    $   793,068
                                                             ============   ============

Supplemental Disclosures of Interest and Income Taxes Paid
     Interest paid during the period                         $    34,520    $    30,741
                                                             ============   ============
     Income taxes paid (refunded)                            $       --      $      --
                                                             ============   ============





  The consolidated financial information presented herein has been prepared by management without audit by independent certified public accountants.
        The accompanying notes are an integral part of these consolidated

                  Million Dollar Saloon, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             March 31, 2006 and 2005



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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2005. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2006.

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2006 and 2005



NOTE B - Preparation of Financial Statements - Continued

These financial statements reflect the books and records of Million Dollar Saloon, Inc., Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for each of the three month periods ended March 31, 2006 and 2005, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.


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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2006 and 2005



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

     At March 31, 2006 and 2005, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2006 and 2005



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

However, the Settlement Agreement did affect the usage of the Company's property owned by Corporation Lex, which was subject to a month-to-month lease with an entity controlled by Duncan Burch. In accordance with the Settlement Agreement, the lessee agreed to terminate the operation of the adult cabaret business at the Corporation Lex property by July 31, 2003. The entity controlled by Duncan Burch concurrently tendered notice to the Company that the associated lease would be terminated on July 31, 2003 as a result of this action.

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

In March 2004, the Company received the required supporting documentation from the lessee to validate the percentage rents due for Calendar 2002 and through July 31, 2003, which caused a significant upward revision of our estimate for amounts due in Calendar 2002. As of July 31, 2003, the lessee owed percentage rent as follows:
                                                  Year ended
                                                 December 31,         Amount due
                                                 -----------          ----------
                                                     2001              $  42,952
                                                     2002                 98,000
                                                     2003                107,513
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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2006 and 2005



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



                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2006 and 2005



NOTE E - Fair Value of Financial Instruments - Continued

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.


NOTE F - Concentrations of Credit Risk

The  Company  maintains  its cash  accounts  in various  financial  institutions
subject  to  insurance   coverage  issued  by  the  Federal  Deposit   Insurance
Corporation  (FDIC).  Under FDIC rules,  the Company  and its  subsidiaries  are entitled to aggregate  coverage of $100,000 per account type per separate  legal entity per financial  institution.  During the years ended December 31, 2005 and
2004 and the period through March 31, 2006, respectively,  the various operating companies  maintained deposits in these financial  institutions with credit risk exposures  in excess of  statutory  FDIC  coverage.  The Company has incurred no losses during 2005 and 2004, and subsequent thereto, as a result of any of these unsecured situations.


NOTE G - Marketable Securities

Marketable  securities  as of March 31,  2006 and 2005  consist  entirely  of an investment in a money market instrument-based mutual funds and are summarized as follows:
                                                  Available        Held to
                                     Trading       for sale        Maturity
                                    ---------     ---------        --------
March 31, 2006
   Aggregate fair value              $ 52,147     $      --        $     --
   Gross unrealized holding gain     $    153     $      --        $     --
   Gross unrealized holding losses   $     --     $      --        $     --
   Amortized cost basis              $ 51,994     $      --        $     --

March 31, 2005
   Aggregate fair value              $ 50,033     $      --        $     --
   Gross unrealized holding gains    $     --     $      --        $     --
   Gross unrealized holding losses   $     --     $      --        $     --
   Amortized cost basis              $ 50,033     $      --        $     --

The net unrealized holding gains and (losses) on trading securities which have been included in the statement of operations were approximately $-0- and $-0-for the each of the respective three month periods ended March 31, 2006 and 2005.

NOTE H - Property and Equipment

Property and equipment consists of the following at March 31, 2006 and 2005:

                                             March 31,         March 31,
                                               2005              2005           Estimated life
                                            ----------        ----------        --------------

         Buildings and related improvements $1,526,424        $1,473,356        55 months - 40 years
         Furniture and equipment               451,093           451,093        55 months - 10 years
                                            ----------        ----------
                                             1,977,517         1,924,449
         Less accumulated depreciation      (1,467,910)       (1,385,540)
                                            ----------        ----------
                                               509,607           538,909
         Land                                  210,000           210,000
                                            ----------        ----------
         Net property and equipment         $  719,607        $  748,909
                                            ==========        ==========

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2006 and 2005



NOTE H - Property and Equipment - Continued

Depreciation expense for the three months ended March 31, 2006 and 2005 was approximately $22,199 and $18,216, respectively.


NOTE I - Land Held for Future Development
         Note Payable
         Loan from Officer
         Long-term Mortgage Note Payable

On February 14, 2003, the Company purchased 6.695 acres of undeveloped property located in Dallas, Texas. The purchase price was approximately $2,650,312, including closing expenses of approximately $53,599. The Company initally paid $493,072 cash, inclusive of a $140,000 loan to the Company from Duncan Burch, an officer and director of the Company, and issued to the seller a one-year note in the principal amount of $2,156,713 with 8% annual interest.

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

As of March 31, 2006 and 2005, the Company owes approximately $1,817,218 and $1,903,392 on the long-term mortgage note payable, respectively.

Future maturities of the long-term mortgage note payable are as follows:

                                           Year ending         Principal
                                           December 31            due
                                           -----------         ---------
                                              2006            $   92,082
                                              2007                96,931
                                              2008               103,203
                                              2009               111,918
                                            2010-2014            678,465
                                            2015-2019            755,856
                                                               ---------

                                              Total           $1,838,455
                                                               =========

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2006 and 2005



NOTE J - Property and Equipment held for Sale

During the 3rd quarter of Calendar 2004, Company management listed the real estate and other significant assets owned by Corporation Lex for sale through a commercial real estate brokerage firm and reclassified the net carrying values at the listing date to "Property and Equipment held for Sale" in the accompanying financial statements.

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all qualifying assets as of the end of each reporting quarter. As of March 31, 2006, management has determined that no impairment of the carrying value of property and equipment held for sale was necessary.

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




                (Remainder of this page left blank intentionally)

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2006 and 2005



NOTE L - Income Taxes

The components of income tax expense (benefit) for each of the three month periods ended March 31, 2006 and 2005, respectively, are as follows:

                                               Three months        Three months
                                                  ended               ended
                                                 March 31,           March 31,
                                                   2006                2005
                                               ------------        ------------
Federal:
  Current                                      $     14,500        $    (45,300)
  Deferred                                             --                  --
                                               ------------        ------------
                                                     14,500             (45,300)
                                               ------------        ------------
State:
  Current                                              --                  --
  Deferred                                             --                  --
                                               ------------        ------------
                                                       --                  --
                                               ------------        ------------
  Total                                        $     14,500        $    (45,300)
                                               ============        ============

The Company's income tax expense (benefit) for each of the three month periods ended March 31, 2006 and 2005, respectively, differed from the statutory federal rate of 34 percent as follows:
                                                      Three months  Three months
                                                          ended         ended
                                                        March 31,     March 31,
                                                          2006          2005
                                                       ----------    ----------

Statutory rate applied to earnings before income taxes $ 40,000 $(38,600) Increase (decrease) in income taxes resulting from:
  State income taxes                                          --            --
  Deferred income taxes                                       --            --
  Effect of incremental tax brackets and the
    application of business tax credits                   (25,500)       (6,700)
                                                        ----------    ----------

Income tax expense                                       $  14,500    $ (45,300)
                                                        ==========    ==========

The deferred current tax asset and non-current deferred tax liability on March 31, 2006 and 2005, respectively, balance sheet consists of the following:

                                                        March 31,     March 31,
                                                          2006          2005
                                                        ---------     ---------

         Non-current deferred tax liability             $(243,618)    $(264,877)
                                                        =========     =========

The non-current deferred tax liability results from the usage of statutory accelerated tax depreciation and amortization methods.


NOTE M- Commitments

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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2006 and 2005



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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2006 and 2005



NOTE O - Litigation - Continued

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

(2)  Results of Operations

     Three  months  ended March 31, 2006 as compared to three months ended March
     ---------------------------------------------------------------------------
     31, 2005
     --------

     Bar and restaurant sales decreased by approximately $69,000 (or approximately 8.35%) in the three months ended March 31, 2006. Bar and restaurant sales were approximately $757,000 for the three months ended March 31, 2006 as compared to approximately $826,000 for the three months ended March 31, 2005. The decrease over the comparable period from the preceding year is directly attributable to overall fluctuations in visitor traffic to the Dallas-Ft. Worth Metroplex and the effects of shifts in economic and ethnic populations in the immediate geographical area of the Company's location. While the Company's facility holds a valid "sexually oriented business" license issued by the City of Dallas, Texas; the City of Dallas, Texas continues to pursue vigorous enforcement of its Sexually Oriented Business Ordinance. This Ordinance restricts the attire and dancing activities at the Company's Million Dollar Saloon, and other local adult cabarets, which has resulted in unpredictable fluctuations in patron attendance at the Company's facilities.

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

     The Company's  rental  income was  relatively  constant with  approximately
     $102,000 for the three months ended March 31, 2006 as compared to approximately $110,500 for the comparable three month period ended March 31, 2005. All of the leases were/are with entities controlled by Duncan Burch, one of the Company's controlling shareholders. The Corporation Lex property was vacant through February 2008 when it was sold for an approximate gain of $25,000 over the carrying value in the accompanying financial statements. The rental real estate owned by Don, Inc. is subject to a lease with a separate entity controlled by Duncan Burch, an officer, director and controlling shareholder of the Company. This lease expired in August 2003 and is being continued on a month-to-month basis at the final contractual rental rate of approximately $8,500 per week.

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

     Cost of sales decreased to approximately $330,000 for the three months ended March 31, 2006 as compared to approximately $354,000 for the same period of 2005. Gross profit percentages were virtually identical at approximately 61.59% (approximately $529,000) for the three months ended March 31, 2006 versus 61.46% (approximately $565,000) for the three months ended March 31, 2005. Fluctuations in the Company's gross profit percentages react to and parallel the key areas of management focus for cost of sales expenditure control - principally personnel staffing levels and food and beverage costs. These areas, specifically cost controls over purchasing, inventory management protocols and labor management, are continuously monitored to maintain the Company's gross profit percentages.

     General and administrative expenses were approximately $351,000 for the three months ended March 31, 2006 as compared to approximately $263,000 for the comparable period of 2005. Management is of the opinion that G&A expenses should remain relatively constant in future periods with fluctuations in energy costs, professional fees and marketing activities. Management continues to monitor its expenditure levels to achieve optimum financial results.

     Pursuant to an October 20, 2005 settlement of a lawsuit filed on February 24, 2005, the Company has accrued the discounted present value of approximately $415,026 at the prime interest rate of 6.75% to yield the gross agreed-upon settlement of $460,000.

     Net income (loss) before income taxes was approximately $103,000 for the three months ended March 31, 2006 versus approximately $(159,000) for the three months ended March 31, 2005. After-tax net income increased by approximately $216,000 from approximately $(113,500) for the three months ended March 31, 2005 to approximately $103,000 for the same period ended March 31, 2006. The Company experienced earnings per share of approximately $0.02 and $(0.02) for each of the respective three month periods ended March 31, 2006 and 2005, respectively.

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

(3)  Liquidity

     As of March 31, 2006, December 31, 2005 and March 31, 2005, the Company has working capital of approximately $(469,000), $(522,000) and $(437,000). The sole contributor to the Company's working capital deficit is a $1,000,000 payable to related parties, bearing interest at 8.0% per annum, related to an Operating Agreement which was triggered with the City of Dallas granting a non-confirming operating permit to the Company through July 31, 2009 and the closing of two competing operations owned and controlled by the Company's controlling shareholders.

     The Company  achieved  positive cash flows from operations of approximately
     $67,000 and $316,000 for the three months ended March 31, 2006 and 2005, respectively, as compared to $73,000 for the year ended December 31, 2005.

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

(4)  Capital Resources

     On October 20, 2005, the Company's wholly-owned subsidiary, Tempo Tamers, Inc., settled a lawsuit filed on February 24, 2005 for the gross sum of $460,000 to be paid as follows: $50,000 on the signing of the settlement documents, $50,000 on or about January 13, 2006 and $7,500 per month starting on November 1, 2005 through October 1, 2009. The settlement is non-interest bearing and, per the requirements of generally accepted accounting principles, has been discounted at the Prime Rate of 6.75% to yield a net settlement of approximately $415,026, exclusive of imputed interest. The entire discounted settlement was charged to operations in the accompanying financial statements on the settlement date.

     On February 14, 2003, the Company purchased 6.695 acres of undeveloped property located in Dallas, Texas. The purchase price was approximately $2,650,312, including closing expenses of approximately $53,599. The Company initally paid $493,072 cash, inclusive of a $140,000 loan to the Company from Duncan Burch, an officer and director of the Company, and issued to the seller a one-year note in the principal amount of $2,156,713 with 8% annual interest.

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

     As of March 31, 2006 and 2005, the Company owes approximately $1,817,218 and $1,903,392 on the long-term mortgage note payable, respectively.

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

________________________________________________________________________________

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