Form 10QSB
period 2006-06-30
MILLION DOLLAR SALOON INC
filed 2008-08-20
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2006

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

                           Million Dollar Saloon, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2006

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1 Financial Statements                                                  3

  Item 2 Management's Discussion and Analysis or Plan of Operation            19

  Item 3 Controls and Procedures                                              21

Part II - Other Information

  Item 1 Legal Proceedings                                                    22

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds          23

  Item 3 Defaults Upon Senior Securities                                      23

  Item 4 Submission of Matters to a Vote of Security Holders                  23

  Item 5 Other Information                                                    23

  Item 6 Exhibits                                                             23


Signatures                                                                    24

Part I
Item 1 - Financial Statements

                  Million Dollar Saloon, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             June 30, 2006 and 2005

                                   (Unaudited)

                                                    June 30, 2006  June 30, 2005
                                                     -----------    -----------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                          $   941,237    $   947,611
   Marketable securities                                  52,622         50,294
   Accounts receivable - trade                             8,500          8,500
   Federal income tax refunds receivable                  84,322         56,124
   Inventory                                              17,304         19,754
   Prepaid expenses                                        3,166          1,960
                                                     -----------    -----------

     Total current assets                              1,107,151      1,084,243
                                                     -----------    -----------


Property and Equipment - At Cost
   Buildings and related improvements                  1,526,424      1,473,356
   Furniture and equipment                               464,881        451,093
                                                     -----------    -----------
                                                       1,991,305      1,924,449
   Less accumulated depreciation                      (1,490,108)    (1,403,809)
                                                     -----------    -----------
                                                         501,197        520,640
   Land                                                  210,000        210,000
                                                     -----------    -----------

     Net property and equipment                          711,197        730,640
                                                     -----------    -----------


Other Assets
   Land held for future development                    2,661,546      2,661,546
   Property and equipment held for sale                  870,930        870,930
   Operations agreement, net of accumulated
     amortization of approximately $439,265
     and $257,405, respectively                          560,735        742,595
   Loan costs, net of accumulated amortization
     of approximately $1,658 and $629, respectively        8,631          9,660
   Security deposits and other                             1,725          1,725
                                                     -----------    -----------

     Total other assets                                4,103,567      4,286,456
                                                     -----------    -----------

Total Assets                                         $ 5,921,915    $ 6,101,339
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


                  Million Dollar Saloon, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                             June 30, 2006 and 2005

                                   (Unaudited)

                                                                   June 30, 2006   June 30, 2005
                                                                    -----------     -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Current maturities of long-term mortgage note payable            $   92,082     $   86,552
   Current maturities of long-term lawsuit settlement payable          121,330         62,202
   Accounts payable - trade                                             19,385         21,374
   Accrued liabilities                                                  97,704         95,029
   Contract payable to affiliated entities                           1,000,000      1,000,000
   Accrued interest payable to affiliated entities                     253,333        173,333
                                                                    ----------     ----------

     Total current liabilities                                       1,583,834      1,438,490
                                                                    ----------     ----------


Long-Term Liabilities
   Mortgage note payable - long-term portion                         1,705,276      1,795,656
   Lawsuit settlement payable - long-term portion                      131,017        352,824
   Deferred tax liability                                              243,618        264,876
                                                                    ----------     ----------

     Total liabilities                                               3,663,745      3,851,846
                                                                    ----------     ----------


Commitments and Contingencies


Shareholders' Equity Preferred stock - $0.001 par value.
     5,000,000 shares authorized.
     None issued and outstanding.                                         --             --
   Common stock - $0.001 par value.
     50,000,000 shares authorized.
     5,731,778 shares issued and outstanding.                            5,732          5,732
   Retained earnings                                                 2,252,438      2,243,761
                                                                    ----------     ----------

     Total shareholders' equity                                      2,258,170      2,249,493
                                                                    ----------     ----------

Total Liabilities and Shareholders' Equity                          $5,921,915     $6,101,339
                                                                    ==========     ==========



  The consolidated financial information presented herein has been prepared by management without audit by independent certified public accountants.
              The accompanying notes are an integral part of these
                       consolidated financial statements.





                  Million Dollar Saloon, Inc. and Subsidiaries
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                Six and Three months ended June 30, 2006 and 2005

                                   (Unaudited)

                                         Six months     Six months    Three months   Three months
                                            ended          ended          ended          ended
                                        June 30, 2006  June 30, 2005  June 30, 2006  June 30, 2005
                                         -----------    -----------    -----------    -----------
Revenues
   Bar and restaurant sales              $ 1,418,727    $ 1,566,156    $   661,590    $   951,986
   Rental income                             220,431        221,000        118,431        110,500
                                         -----------    -----------    -----------    -----------
   Total revenues                          1,639,158      1,787,156        780,021      1,062,486
                                         -----------    -----------    -----------    -----------

Cost of Sales - Bar and
   Restaurant Operations                     681,993        731,446        351,956        507,630
                                         -----------    -----------    -----------    -----------

Gross Profit                                 957,165      1,055,710        428,065        554,856
                                         -----------    -----------    -----------    -----------

Operating Expenses
   General and administrative expenses       733,080        606,802        382,221        411,127
   Depreciation and amortization             135,326        127,415         67,662         21,692
                                         -----------    -----------    -----------    -----------
     Total operating expenses                868,406        734,217        449,883        432,819
                                         -----------    -----------    -----------    -----------

Income (Loss) from Operations                 88,759        321,493        (21,818)       122,037

Other Income (Expenses)
   Interest and other miscellaneous           13,583            816          6,638            376
   Lawsuit settlement                        (30,000)      (415,026)       (30,000)          --
                                         -----------    -----------    -----------    -----------

Income (Loss) before Income Taxes             72,342        (92,717)       (45,180)       122,413

Income Tax (Expense) Benefit
   Currently payable/refundable              (13,100)        19,800          1,400        (45,646)
   Deferred                                     --             --             --
                                         -----------    -----------    -----------    -----------

Net Income (Loss)                             59,242        (72,917)       (43,780)        76,767

Other Comprehensive Income                      --             --             --             --
                                         -----------    -----------    -----------    -----------


Comprehensive Income (Loss)              $    59,242    $   (72,917)   $   (43,780)   $    76,767
                                         ===========    ===========    ===========    ===========

Earnings per share of common stock
   outstanding, computed on net income
   - basic and fully diluted             $      0.01    $     (0.01)   $     (0.01)   $      0.01
                                         ===========    ===========    ===========    ===========

Weighted-average number
   of shares outstanding                   5,731,778      5,731,778      5,731,778      5,731,778
                                         ===========    ===========    ===========    ===========


  The consolidated financial information presented herein has been prepared by management without audit by independent certified public accountants.
              The accompanying notes are an integral part of these
                       consolidated financial statements.






                  Million Dollar Saloon, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2006 and 2005

                                   (Unaudited)

                                                             Six months       Six months
                                                                ended            ended
                                                            June 30, 2006    June 30, 2005
                                                             -----------      -----------
Cash Flows from Operating Activities
   Net income                                                $  59,242      $ (72,917)
   Adjustments to reconcile net income to
     net cash provided  by operating activities
       Depreciation and amortization                           135,669        127,415
Unrealized loss on marketable securities                           214           --
       (Increase) decrease in
         Accounts receivable - trade and other                    --             --
         Federal income taxes receivable                       (75,697)       (19,800)
         Inventory                                               8,081          1,402
         Prepaid expenses                                       (2,220)             3
       Increase (decrease) in
         Accounts payable and other liabilities                 (2,902)       415,883
         Accrued interest payable to affiliated entities        40,000         40,000
                                                             ---------      ---------

     Net cash provided by operating activities                 162,387        491,986
                                                             ---------      ---------


Cash Flows from Investing Activities
   Purchases of property and equipment                         (13,788)          --
   Cash received from sale of marketable securities               --             --
   Cash paid for marketable securities                          (1,442)          (757)
   Cash paid for land held for future development                 --             --
                                                             ---------      ---------

     Net cash used in investing activities                     (15,230)          (757)
                                                             ---------      ---------


Cash Flows from Financing Activities
   Principal paid on long-term mortgage note payable           (41,097)       (42,701)
   Cash paid on lawsuit settlement payable                     (95,000)          --
   Cash paid for marketable securities                            --             --
                                                             ---------      ---------

     Net cash provided by financing activities                (136,097)       (42,701)
                                                             ---------      ---------

Increase in Cash and Cash Equivalents                           11,060        448,528
Cash at beginning of period                                    930,177        499,083
                                                             ---------      ---------

Cash at end of period                                        $ 941,237      $ 947,611
                                                             =========      =========

Supplemental Disclosures of Interest and Income Taxes Paid
     Interest paid during the period                         $  72,171      $  61,805
                                                             =========      =========
     Income taxes paid (refunded)                            $  88,797      $    --
                                                             =========      =========


  The consolidated financial information presented herein has been prepared by management without audit by independent certified public accountants.
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  Million Dollar Saloon, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             June 30, 2006 and 2005



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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2006 and 2005


NOTE B - Preparation of Financial Statements - Continued

These financial statements reflect the books and records of Million Dollar Saloon, Inc., Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for each of the six month periods ended June 30, 2006 and 2005, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.


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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2006 and 2005



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

     At June 30, 2006 and 2005, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2006 and 2005


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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2006 and 2005


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


                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2006 and 2005


NOTE E - Fair Value of Financial Instruments - Continued

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.


NOTE F - Concentrations of Credit Risk

The  Company  maintains  its cash  accounts  in various  financial  institutions
subject  to  insurance   coverage  issued  by  the  Federal  Deposit   Insurance
Corporation  (FDIC).  Under FDIC rules,  the Company  and its  subsidiaries  are entitled to aggregate  coverage of $100,000 per account type per separate  legal entity per financial  institution.  During the years ended December 31, 2005 and
2004 and the period through June 30, 2006,  respectively,  the various operating companies  maintained deposits in these financial  institutions with credit risk exposures  in excess of  statutory  FDIC  coverage.  The Company has incurred no losses during 2004 and 2003, and subsequent thereto, as a result of any of these unsecured situations.


NOTE G - Marketable Securities

Marketable  securities  as of June  30,  2006 and 2005  consist  entirely  of an investment in a money market instrument-based mutual funds and are summarized as follows:
                                                          Available     Held to
                                         Trading          for sale     Maturity
                                         -------          --------     --------
June 30, 2006
-------------
   Aggregate fair value                  $52,622          $   -        $   -
   Gross unrealized holding gain         $   214          $   -        $   -
   Gross unrealized holding losses       $     -          $   -        $   -
   Amortized cost basis                  $52,408          $   -        $   -

June 30, 2005
-------------
   Aggregate fair value                  $50,294          $   -        $   -
   Gross unrealized holding gains        $     -          $   -        $   -
   Gross unrealized holding losses       $     -          $   -        $   -
   Amortized cost basis                  $50,294          $   -        $   -

The net unrealized holding gains and (losses) on trading securities which have been included in the statement of operations were approximately $214 and $-0-for the each of the respective six month periods ended June 30, 2006 and 2005.

NOTE H - Property and Equipment

Property and equipment consists of the following at June 30, 2006 and 2005:

                                       June 30,       June 30,
                                         2006           2005        Estimated life
                                     -----------    -----------     --------------

Buildings and related improvements   $ 1,526,424    $ 1,473,356    55 months - 40 years
Furniture and equipment                  464,881        451,093    55 months -10 years
                                     -----------    -----------

                                       1,991,305      1,924,449
Less accumulated depreciation         (1,490,108)    (1,403,809)
                                     -----------    -----------

                                         501,197        520,640
Land                                     210,000        210,000
                                     -----------    -----------

Net property and equipment           $   711,197    $ 1,702,069
                                     ===========    ===========


                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2006 and 2005



NOTE H - Property and Equipment - Continued

Depreciation expense for the six months ended June 30, 2006 and 2005 was approximately $44,396 and $36,485, respectively.


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

As of June 30, 2006 and 2005, respectively, the Company owes approximately $1,797,358 and $1,795,656, respectively, on the long-term mortgage note payable.

Future maturities of the long-term mortgage note payable are as follows:

                                              Year ending           Principal
                                              December 31              due
                                              -----------           ---------

                                                 2006              $   92,082
                                                 2007                  96,931
                                                 2008                 103,203
                                                 2009                 111,918
                                               2010-2014              678,465
                                               2015-2019              755,856
                                                                   ----------

                                                 Total             $1,838,455
                                                                   ==========

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2006 and 2005


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




                (Remainder of this page left blank intentionally)

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2006 and 2005


NOTE L - Income Taxes

The components of income tax expense (benefit) for each of the six month periods ended June 30, 2006 and 2005, respectively, are as follows:

                      Six months       Six months
                         ended            ended
                       June 30,         June 30,
                         2006             2005
                       --------         --------
     Federal:
       Current         $ 13,100         $(19,800)
       Deferred            --               --
                       --------         --------
                         13,100          (19,800)
                       --------         --------
     State:
       Current             --               --
       Deferred            --               --
                       --------         --------
                           --               --
                       --------         --------
       Total           $ 13,100         $(19,800)
                       ========         ========

The Company's income tax expense (benefit) for each of the six month periods ended June 30, 2006 and 2005, respectively, differed from the statutory federal rate of 34 percent as follows:
                                                         Six months   Six months
                                                            ended        ended
                                                          June 30,     June 30,
                                                            2005         2004
                                                         --------      --------
Statutory rate applied to earnings before income taxes   $ 24,600      $(31,500)
Increase (decrease) in income taxes resulting from:
  State income taxes                                         --            --
  Deferred income taxes                                      --            --
  Effect of incremental tax brackets and the
    application of business tax credits                   (11,500)       11,700
                                                         --------      --------

Income tax expense                                       $ 13,100      $(19,800)
                                                         ========      ========

The deferred current tax asset and non-current deferred tax liability on June 30, 2006 and 2005, respectively, balance sheet consists of the following:

                                                     June 30,          June 30,
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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2006 and 2005



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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2006 and 2005


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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2006 and 2005


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

(2)  Results of Operations

Six months ended June 30, 2006 as compared to Six months ended June 30, 2005
----------------------------------------------------------------------------

Bar and restaurant sales decreased by approximately $147,000 (or approximately 9.4%) in the six months ended June 30, 2006. Bar and restaurant sales were approximately $1,419,000 for the six months ended June 30, 2004 as compared to approximately $1,566,000 for the six months ended June 30, 2005. The decrease over the comparable period from the preceding year continues to be directly attributable to overall fluctuations in visitor traffic to the Dallas-Ft. Worth Metroplex and the effects of shifts in economic and ethnic populations in the immediate geographical area of the Company's location. While the Company's facility holds a valid "sexually oriented business" license issued by the City of Dallas, Texas; the City of Dallas, Texas continues to pursue vigorous enforcement of its Sexually Oriented Business Ordinance. This Ordinance restricts the attire and dancing activities at the Company's Million Dollar Saloon, and other local adult cabarets, which has resulted in unpredictable fluctuations in patron attendance at the Company's facilities.

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

The Company's rental income remained constant at appoximately $220,000 for the six months ended June 30, 2005 as compared to approximately $221,000 for the comparable six month period ended June 30, 2005. All of the leases were/are with entities controlled by Duncan Burch, one of the Company's controlling shareholders. The Corporation Lex property was vacant through February 2008 when it was sold for an approximate gain of $25,000 over the carrying value in the accompanying financial statements. The rental real estate owned by Don, Inc. is subject to a lease with a separate entity controlled by Duncan Burch, an officer, director and controlling shareholder of the Company. This lease expired in August 2003 and is being continued on a month-to-month basis at the final contractual rental rate of approximately $8,500 per week.

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

Cost of sales decreased to approximately $957,000 for the six months ended June 30, 2005 as compared to approximately $1.056,000 for the same period of 2005. Gross profit percentages declined slightly to approximately 58.4% (approximately $957,000) for the six months ended June 30, 2006 versus 59.1% (approximately $1,056,000) for the six months ended June 30, 2005. Fluctuations in the Company's gross profit percentages react to and parallel the key areas of management focus for cost of sales expenditure control - principally personnel staffing levels and food and beverage costs. These areas, specifically cost controls over purchasing, inventory management protocols and labor management, are continuously monitored to maintain the Company's gross profit percentages.

General and administrative expenses were approximately $733,000 for the six months ended June 30, 2005 as compared to approximately $633,000 for the comparable period of 2005. Management is of the opinion that G&A expenses should remain relatively constant, exclusive of inflationary pressures, in future periods and management continues to monitor its expenditure levels to achieve optimum financial results.

Pursuant to an October 20, 2005 settlement of a lawsuit filed on February 24, 2005, the Company has accrued the discounted present value of approximately $415,026 at the prime interest rate of 6.75% to yield the gross agreed-upon settlement of $460,000.

During the quarter ended June 30, 2006, the Company settled two outstanding lawsuits for an aggregate sum of $30,000. The Company anticipates no further obligation under these two situations.

Net income (loss) before income taxes was approximately $72,000 for the six months ended June 30, 2005 versus approximately $(93,000) for the six months ended June 30, 2005. After-tax net income increased by approximately $132,000 from approximately $(73,000) for the six months ended June 30, 2005 to approximately $59,000 for the same period ended June 30, 2006. The increase is directly attributable to the impact of the 2005 lawsuit settlement payable which was not recurring in 2006. However, the Company continues to experience economic pressures due to a deteriorating neighborhood around the Million Dollar Saloon and lower convention and visitor traffic in the Dallas/Ft. Worth metropolitan area.

The Company experienced earnings per share of approximately $0.01 and $(0.01) for each of the respective six month periods ended June 30, 2006 and 2005, respectively.

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

(3)  Liquidity

As of June 30, 2006, December 31, 2005 and June 30, 2005, the Company has working capital of approximately $(431,000), $(522,000) and $(354,000). The major contributor to the Company's working capital deficit is a $1,000,000 payable to related parties related to an Operating Agreement which was triggered with the City of Dallas granting a non-confirming operating permit to the Company through July 31, 2009 and the closing of two competing operations owned and controlled by the Company's controlling shareholders.

The Company achieved positive cash flows from operations of approximately $162,000 and $492,000 for the six months ended June 30, 2006 and 2005, respectively, as compared to $573,000 for the year ended December 31, 2005.

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

                (Remainder of this page left blank intentionally)

                        (Signatures follow on next page)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            Million Dollar Saloon, Inc.

Dated: August 18, 2008                      /s/ Nick Mehmeti
       ---------------                      ------------------------------------
                                                                    Nick Mehmeti
                                                        Chief Executive Officer,
                                                     Chief Financial Officer and
                                                                    and Director