Form 10QSB
period 2006-09-30
MILLION DOLLAR SALOON INC
filed 2008-08-21
CIK 1002396

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

                           Million Dollar Saloon, Inc.

              Form 10-QSB for the Quarter ended September 30, 2006

                                Table of Contents


                                                                            Page
Part I - Financial Information

  Item 1 Financial Statements                                                  3

  Item 2 Management's Discussion and Analysis or Plan of Operation            18

  Item 3 Controls and Procedures                                              21

Part II - Other Information

  Item 1 Legal Proceedings                                                    21

  Item 2 Unregistered Sales of Equity Securities and Use of Proceeds          23

  Item 3 Defaults Upon Senior Securities                                      23

  Item 4 Submission of Matters to a Vote of Security Holders                  23

  Item 5 Other Information                                                    23

  Item 6 Exhibits                                                             23

Signatures                                                                    23


Part I
Item 1 - Financial Statements

                  Million Dollar Saloon, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           September 30, 2006 and 2005

                                   (Unaudited)

                                                           September 30,     September 30,
                                                               2006              2005
                                                            -----------       -----------

                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                 $   975,364       $   972,208
   Marketable securities                                         53,311            50,968
   Accounts receivable
     Trade                                                        8,500             8,500
     Federal income taxes receivable                             93,683            59,198
   Inventory                                                     30,037            23,471
   Prepaid expenses                                               6,393             3,308
                                                            -----------       -----------

     Total current assets                                     1,167,288         1,117,653
                                                            -----------       -----------


Property and Equipment - At Cost
   Buildings and related improvements                         1,526,424         1,473,356
   Furniture and equipment                                      464,881           451,093
                                                            -----------       -----------
                                                              1,991,305         1,924,449
   Less accumulated depreciation                             (1,512,309)       (1,422,052)
                                                            -----------       -----------
                                                                478,996           502,397
   Land                                                         210,000           210,000
                                                            -----------       -----------

     Net property and equipment                                 688,996           712,397
                                                            -----------       -----------


Other Assets
   Land held for future development                           2,661,546         2,661,546
   Property and equipment held for sale                         870,930           870,930
   Operations agreement, net of accumulated amortization
     of approximately $484,730 and $302,870, respectively       515,270           697,130
   Loan costs, net of accumulated amortization
     of approximately $1,829 and $1,143, respectively             8,460             9,146
   Deposits and other                                             1,725             1,725
                                                            -----------       -----------

     Total other assets                                       4,057,931         4,240,477
                                                            -----------       -----------

Total Assets                                                $ 5,914,215       $ 6,070,527
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



                  Million Dollar Saloon, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                           September 30, 2006 and 2005

                                   (Unaudited)

                                                               September 30,    September 30,
                                                                   2006              2005
                                                                ----------       ----------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Current maturities of long-term mortgage note payable        $   92,082       $   86,552
   Current maturities of long-term lawsuit settlement payable      121,330           62,202
   Accounts payable - trade                                         20,768           18,659
   Accrued liabilities                                              89,107          124,679
   Federal income taxes payable                                       --               --
   Contract payable to affiliated entities                       1,000,000        1,000,000
   Accrued interest payable to affiliated entities                 273,333          193,333
                                                                ----------       ----------

     Total current liabilities                                   1,596,620        1,485,425
                                                                ----------       ----------


Long-Term Liabilities
   Mortgage note payable - long-term portion                     1,684,986        1,774,123
   Lawsuit settlement payable - long-term portion                  108,517          352,824
   Deferred tax liability                                          243,618          264,876
                                                                ----------       ----------

     Total liabilities                                           3,633,741        3,877,248
                                                                ----------       ----------


Commitments and Contingencies


Shareholders' Equity Preferred stock - $0.001 par value.
     5,000,000 shares authorized.
     None issued and outstanding.                                     --               --
   Common stock - $0.001 par value.
     50,000,000 shares authorized.
     5,731,778 shares issued and outstanding.                        5,732            5,732
   Retained earnings                                             2,274,742        2,187,547
                                                                ----------       ----------

     Total shareholders' equity                                  2,280,474        2,193,279
                                                                ----------       ----------

Total Liabilities and Shareholders' Equity                      $5,914,215       $6,070,527
                                                                ==========       ==========



  The consolidated financial information presented herein has been prepared by management without audit by independent certified public accountants.
              The accompanying notes are an integral part of these
                       consolidated financial statements.




                  Million Dollar Saloon, Inc. and Subsidiaries
      Consolidated Statements of Operations and Comprehensive Income (Loss)
             Nine and Three months ended September 30, 2006 and 2005

                                   (Unaudited)

                                         Nine months        Nine months       Three months       Three months
                                            ended              ended              ended              ended
                                        September 30,      September 30,      September 30,      September 30,
                                            2006               2005               2006               2005
                                         -----------        -----------        -----------        -----------
Revenues
   Bar and restaurant sales              $ 2,155,224        $ 2,263,978        $   736,497        $   697,822
   Rental income                             339,431            331,500            119,000            110,500
                                         -----------        -----------        -----------        -----------
     Total revenues                        2,494,655          2,595,478            855,497            808,322
                                         -----------        -----------        -----------        -----------

Cost of Sales - Bar and
   Restaurant Operations                     983,651          1,108,355            301,658            376,909
                                         -----------        -----------        -----------        -----------

Gross Profit                               1,511,004          1,487,123            553,839            431,413
                                         -----------        -----------        -----------        -----------

Operating Expenses
   General and administrative expenses     1,021,628            882,818            383,910            377,822
   Interest                                  169,907            152,519             74,545             50,714
   Depreciation and amortization             202,992            191,123             67,666             63,708
                                         -----------        -----------        -----------        -----------
     Total operating expenses              1,394,527          1,226,460            526,121            492,244
                                         -----------        -----------        -----------        -----------

Income (Loss) from Operations                116,477            260,663             27,718            (60,831)

Other Income (Expenses)
   Interest and other miscellaneous           19,769              2,358              6,186              1,543
   Lawsuit settlement                        (30,000)          (415,026)              --                 --
                                         -----------        -----------        -----------        -----------

Income (Loss) before Income Taxes            106,246           (152,005)            33,904            (59,288)

Income Tax (Expense) Benefit
   Currently payable                         (24,700)            22,874            (11,600)             3,074
   Deferred                                     --                 --                 --                 --
                                         -----------        -----------        -----------        -----------


Net Income (Loss)                             81,546           (129,131)            22,304            (56,214)

Other Comprehensive Income                      --                 --                 --                 --
                                         -----------        -----------        -----------        -----------


Comprehensive Income (Loss)              $    81,546        $  (129,131)       $    22,304        $   (56,214)
                                         ===========        ===========        ===========        ===========

Earnings per share of common stock
   outstanding, computed on net income
   - basic and fully diluted             $      0.01        $     (0.02)       $      0.00        $     (0.01)
                                         ===========        ===========        ===========        ===========

Weighted-average number
   of shares outstanding                   5,731,778          5,731,778          5,731,778          5,731,778
                                         ===========        ===========        ===========        ===========



  The consolidated financial information presented herein has been prepared by management without audit by independent certified public accountants.
              The accompanying notes are an integral part of these
                       consolidated financial statements.



                  Million Dollar Saloon, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2006 and 2005

                                   (Unaudited)

                                                                       Nine months       Nine months
                                                                          ended             ended
                                                                      September 30,     September 30,
                                                                          2006              2005
                                                                      -----------       -----------
Cash Flows from Operating Activities
   Net income                                                          $  81,546        $(129,131)
   Adjustments to reconcile net income to
     net cash provided  by operating activities
       Depreciation and amortization                                     203,506          191,637
       Unrealized (gain) loss on marketable securities                       213             --
       (Increase) decrease in
         Accounts receivable - trade and other                              --               --
         Federal income taxes refundable                                 (85,058)         (22,874)
         Inventory                                                        (4,652)          (2,315)
Prepaid expenses                                                          (5,447)          (1,345)
       Increase (decrease) in
         Accounts payable and other liabilities                           19,884          442,818
         Accrued interest payable to affiliated entities                  60,000           60,000
         Federal income taxes payable                                       --               --
                                                                       ---------        ---------
Net cash provided by operating activities                                269,992          538,790
                                                                       ---------        ---------

Cash Flows from Investing Activities
   Cash invested in marketable securities                                 (2,130)          (1,431)
   Cash paid for property and equipment                                  (13,788)            --
   Cash paid for land held for future development                           --               --
                                                                       ---------        ---------
Net cash provided by (used in) investing activities                      (15,918)          (1,431)
                                                                       ---------        ---------

Cash Flows from Financing Activities
   Cash paid on long-term mortgage note payable                          (61,387)         (64,234)
   Cash paid on lawsuit settlement payable                              (147,500)            --
   Cash paid for fees related to long-term mortgage note payable            --               --
                                                                       ---------        ---------
Net cash provided by (used in) financing activities                     (208,887)         (64,234)
                                                                       ---------        ---------

Increase in Cash and Cash Equivalents                                     45,187          473,125

Cash at beginning of period                                              930,177          499,083
                                                                       ---------        ---------

Cash at end of period                                                  $ 975,364        $ 972,208
                                                                       =========        =========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                                     $ 109,393        $  92,005
                                                                       =========        =========
   Income taxes paid (refunded)                                        $ 109,758        $    --
                                                                       =========        =========



Supplemental Disclosures of Non-Cash Financing and Investing Activities     None



The consolidated financial information presented herein has been prepared by management without audit by independent certified public accountants.
            The accompanying notes are an integral part of these
                     consolidated financial statements.

                  Million Dollar Saloon, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           September 30, 2006 and 2005



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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2006 and 2005


NOTE B - Preparation of Financial Statements - Continued

These financial statements reflect the books and records of Million Dollar Saloon, Inc., Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for each of the nine month periods ended September 30, 2006 and 2005, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.

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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2006 and 2005


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

     At September 30, 2006 and 2005, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2006 and 2005


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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2006 and 2005


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


                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2006 and 2005



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


NOTE G - Marketable Securities

Marketable  securities as of September 30, 2006 and 2005 consist  entirely of an investment in a money market instrument-based mutual funds and are summarized as follows:
                                                         Available     Held to
                                        Trading          for sale     Maturity
                                        -------          --------     --------
September 30, 2006
------------------
   Aggregate fair value                 $53,311          $   -        $   -
   Gross unrealized holding gain        $   213          $   -        $   -
   Gross unrealized holding losses      $     -          $   -        $   -
   Amortized cost basis                 $53,098          $   -        $   -

September 30, 2005
------------------
   Aggregate fair value                 $50,968          $   -        $   -
   Gross unrealized holding gains       $     -          $   -        $   -
   Gross unrealized holding losses      $     -          $   -        $   -
   Amortized cost basis                 $50,968          $   -        $   -

The net unrealized holding gains and (losses) on trading securities which have been included in the statement of operations were approximately $-0- and $-0-for the each of the respective nine month periods ended September 30, 2006 and 2005.


NOTE H - Property and Equipment

Property and equipment consists of the following at September 30, 2006 and 2005:

                                    September 30,   September 30,
                                        2005            2005         Estimated life
                                     -----------    -----------    --------------------

Buildings and related improvements   $ 1,526,424    $ 1,473,356    55 months - 40 years
Furniture and equipment                  464,881        451,093    55 months - 10 years
                                     -----------    -----------
                                       1,924,449      1,924,449
Less accumulated depreciation         (1,512,309)    (1,422,052)
                                     -----------    -----------
                                         478,996        502,397
Land                                     210,000        210,000
                                     -----------    -----------
Net property and equipment           $   688,996    $   712,397
                                     ===========    ===========

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2006 and 2005



NOTE H - Property and Equipment - Continued

Depreciation expense for the nine months ended September 30, 2006 and 2005 was approximately $66,597 and $54,728, respectively.


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

As of September 30, 2006 and 2005, respectively, the Company owes approximately $1,777,068 and $1,860,675 on the long-term mortgage note payable.

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
                                                                ==========

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2006 and 2005


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




                (Remainder of this page left blank intentionally)


                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2006 and 2005


NOTE L - Income Taxes

The components of income tax expense (benefit) for each of the nine month periods ended September 30, 2006 and 2005, respectively, are as follows:

                      Nine months      Nine months
                         ended            ended
                      September 30,    September 30,
                         2006             2005
                       --------         --------
     Federal:
       Current         $ 24,700         $(22,874)
       Deferred            --               --
                       --------         --------
                         24,700          (22,874)
                       --------         --------
     State:
       Current             --               --
       Deferred            --               --
                       --------         --------
                           --               --
                       --------         --------
       Total           $ 24,700         $(22,874)
                       ========         ========

The Company's income tax expense (benefit) for each of the nine month periods ended September 30, 2006 and 2005, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                        Nine months   Nine months
                                                           ended         ended
                                                        September 30, September 30,
                                                           2006          2005
                                                         --------      --------
Statutory rate applied to earnings before income taxes   $ 36,000      $(51,700)
Increase (decrease) in income taxes resulting from:
  State income taxes                                         --            --
  Deferred income taxes                                      --            --
  Effect of incremental tax brackets and the
    application of business tax credits                   (11,300)      (28,826)
                                                         --------      --------

Income tax expense                                       $ 24,700      $(22,874)
                                                         ========      ========

The deferred current tax asset and non-current deferred tax liability on September 30, 2006 and 2005, respectively, balance sheet consists of the following:
                                                September 30,     September 30,
                                                    2006              2005
                                                  --------          --------

         Non-current deferred tax liability      $(243,618)        $(264,876)
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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2006 and 2005



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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2006 and 2005


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

(2)  Results of Operations

Nine months ended  September 30, 2006 as compared to Nine months ended
----------------------------------------------------------------------
September 30, 2005
------------------

Bar and restaurant sales decreased by approximately $109,000 (or approximately 4.8%) in the nine months ended September 30, 2006. Bar and restaurant sales were approximately $2,155,000 for the nine months ended September 30, 2006 as compared to approximately $2,264,000 for the nine months ended September 30, 2005. The decrease over the comparable period from the preceding year is directly attributable to overall fluctuations in visitor traffic to the Dallas-Ft. Worth Metroplex and the effects of shifts in economic and ethnic populations in the immediate geographical area of the Company's location. While the Company's facility holds a valid "sexually oriented business" license issued by the City of Dallas, Texas; the City of Dallas, Texas continues to pursue vigorous enforcement of its Sexually Oriented Business Ordinance. This Ordinance restricts the attire and dancing activities at the Company's Million Dollar Saloon, and other local adult cabarets, which has resulted in unpredictable fluctuations in patron attendance at the Company's facilities.

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

The Company's rental income increased nominally by approximately $8,000 to approximately $339,431 for the nine months ended September 30, 2005 as compared to approximately $331,500 for the comparable nine month period ended September 30, 2005. All of the leases were/ are with entities controlled by Duncan Burch, one of the Company's controlling shareholders.

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

                                          Year ended
                                          December 31,        Amount due
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

Cost of sales decreased to approximately $984,000 for the nine months ended September 30, 2006 as compared to approximately $1,108,000 for the same period of 2005. Gross profit percentages rose to approximately 60.57% (approximately
$1,511,000)  for  the  nine  months  ended  September  30,  2005  versus  57.30%
(approximately $1,487,000) for the nine months ended September 30, 2004. Fluctuations in the Company's gross profit percentages react to and parallel the key areas of management focus for cost of sales expenditure control - principally personnel staffing levels and food and beverage costs. These areas, specifically cost controls over purchasing, inventory management protocols and labor management, are continuously monitored to maintain the Company's gross profit percentages.

General and administrative expenses were approximately $1,395,000 for the nine months ended September 30, 2006 as compared to approximately $1,065,000 for the comparable period of 2005. Management is of the opinion that G&A expenses should remain relatively constant in future periods and management continues to monitor its expenditure levels to achieve optimum financial results.

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

Net income (loss) before income taxes was approximately $106,000 for the nine months ended September 30, 2006 versus approximately $(152,000) for the nine months ended September 30, 2005. After-tax net income increased by approximately $211,000 from approximately $(129,000) for the nine months ended September 30, 2005 to approximately $82,000 for the same period ended September 30, 2006. The increase is directly attributable to the impact of the 2005 lawsuit settlement payable which was not recurring in 2006. However, the Company continues to experience economic pressures due to a deteriorating neighborhood around the Million Dollar Saloon and lower convention and visitor traffic in the Dallas/Ft. Worth metropolitan area.

The Company experienced earnings (loss) per share of approximately $0.01 and $(0.02) for each of the respective nine month periods ended September 30, 2006 and 2005, respectively.

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

(3)  Liquidity

As of September 30, 2006, December 31, 2005 and September 30, 2005, the Company has working capital of approximately $(110,000), $(522,000) and $(368,000). The major contributor to the Company's working capital deficit at September 30, 2006 and 2005, respectively, is a $1,000,000 payable to related parties related to an Operating Agreement which was triggered with the City of Dallas granting a non-confirming operating permit to the Company through July 31, 2009 and the closing of two competing operations owned and controlled by the Company's controlling shareholders.

The Company achieved positive cash flows from operations of approximately $270,000 and $539,000 for the nine months ended September 30, 2006 and 2005, respectively, as compared to $573,000 for the year ended December 31, 2005.

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