Form 10KSB
period 2006-12-31
MILLION DOLLAR SALOON INC
filed 2008-08-21
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

--------------------------------------------------------------------------------

(Mark one)

[X]  Annual Report Under Section 13 or 15(d) of The  Securities  Exchange Act of
     1934

       For the fiscal year ended December 31, 2006

[.] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

       For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

                         Commission File Number: 0-27006

                           Million Dollar Saloon, Inc.
        (Exact name of small business issuer as specified in its charter)

         Nevada                                             13-3428657
------------------------                            --------------------------
                       as adopted Pursuant to Section 906


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


The issuer's revenues for the fiscal year ended December 31, 2006 were $2,979,900.

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

                                                                     Page Number
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


The following is a summary of the terms, conditions and operating parameters of the referenced properties:

                                                                     Location/Address
                                                                     ----------------
                                                     3021 Northwest Highway    3601 State Highway 157
                                                          Dallas, Texas           Ft. Worth, Texas
                                                          -------------           ----------------
   Owner                                                 Corporation Lex              Don, Inc.
   Square footage
     Building                                                 8,550                     4,850
     Real estate tract                                       37,162                    60,398
   Mortgages                                                  None                      None
   Lease expiration                                          Vacant                month-to-month
   Scheduled rentals                                         Vacant                $8,500 per week
   Effective annual rental per square foot
     (Total lease term)                                       $-0-                     $91.13
   Gross book basis (including land)                       $1,206,829                 $160,447
   Net book basis (including land)                          $870,930                   $47,577
   Federal income tax basis (excluding land)                $335,901                   $18,418
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

Year ended December 31, 2005 as compared to Year ended December 31, 2004
------------------------------------------------------------------------

Bar and restaurant sales decreased by approximately $(134,000) (or -5.00%) in the year ended December 31, 2006. Bar and restaurant sales were approximately $2,538,000 for the year ended December 31, 2006 as compared to approximately $2,672,000 for 2005.

Management is of the opinion that the overall fluctuations in visitor traffic to the Dallas-Ft. Worth Metroplex and the effects of changes in the economic and ethnic populations in the immediate geographic area of the Company's physical location has stabilized. The Company has experienced deteriorating revenues during the past two (2) fiscal years. Management is unable to predict what future trends may prevail.

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

The Company's rental income declined nominally to approximately $441,000 for the year ended December 31, 2006 as compared to approximately $442,000 for Calendar 2005. All of the leases were/are with entities controlled by Duncan Burch, one of the Company's controlling shareholders.

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

Cost of sales declined to approximately $1,034,000 for the year ended December 31, 2006 as compared to approximately $1,190,000 for the 2005. Gross profit percentages improved to approximately 65.308% (approximately $1,945,000) for the year ended December 31, 2005 versus 61.78% (approximately $1,923,000) for 2005. Fluctuations in the Company's gross profit percentages react to and parallel the key areas of management focus for cost of sales expenditure control - principally personnel staffing levels and food and beverage costs. These areas, specifically cost controls over purchasing, inventory management protocols and labor management, are continuously monitored to maintain the Company's gross profit percentages.

General and administrative expenses were approximately $1,876,000 for the year ended December 31, 2006 as compared to approximately $1,633,000 for 2005. The increase was attributable inflationary pressures in the economy and higher legal expenses as a result of ongoing litigation and issues related to the City of Dallas Sexually Oriented Business Ordinance. Further, the Company's executive compensation, which increased dramatically during 2002, has stabilized and current expenditure levels are anticipated to remain stable into the foreseeable future. The Company anticipates relatively constant expenditure levels for general operating expenses in future periods and management continues to monitor its expenditure levels to achieve optimum financial results.

The Company experienced net income (loss) before income taxes was approximately $65,000 for the year ended December 31, 2006 versus approximately $(117,000) for 2005, with the 2005 results impacted by an approximate $415,000 lawsuit settlement. After-tax net income (loss) increased by approximately $210,000 from approximately $(123,000) for the year ended December 31, 2005 as compared to approximately $87,000 for Calendar 2006. The Company experienced earnings per share of approximately $0.02 and $(0.02) per share for each of the years ended December 31, 2006 and 2005, respectively.

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

Liquidity

As of December 31, 2006 and 2005, the Company has working capital of approximately $(355,000) and $(522,000). The Company achieved positive (negative) cash flows from operations of approximately $180,000 for the 2006 versus approximately $573,000 for 2005.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                                                        Long-Term
                                                                       Compensation
                                         Annual Compensation              Awards            Payouts
                                         -------------------              ------            -------
                                                      Other      Restricted   Securities                   All
                                        Salary/       Annual       Stock      Underlying      LTIP        Other
Name/Title                     Year      Bonus     Compensation    Awards    Options/SARs   Payouts   Compensation
----------                     ----    --------    ------------    ------    ------------   -------   ------------
Nick Mehmeti                   2006     $78,000        $-0-         $-0-         $-0-         $-0-        $-0-
Chief Executive Officer and    2005     $78,000        $-0-         $-0-         $-0-         $-0-        $-0-
Chief Financial Officer        2004     $78,000        $-0-         $-0-         $-0-         $-0-        $-0-

Duncan Burch                   2006     $78,000        $-0-         $-0-         $-0-         $-0-        $-0-
Executive Vice President       2005     $78,000        $-0-         $-0-         $-0-         $-0-        $-0-
                               2004     $78,000        $-0-         $-0-         $-0-         $-0-        $-0-

Dewanna Ross                   2006     $80,000        $-0-         $-0-         $-0-         $-0-        $-0-
Secretary/Treasurer            2005     $80,000        $-0-         $-0-         $-0-         $-0-        $-0-
                               2004     $79,624        $-0-         $-0-         $-0-         $-0-        $-0-


Option Grants In Last Fiscal Year

There were no grants of stock options to any officer or director of the Company during the fiscal year ended December 31, 2006, 2005 and 2004.

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


Item 11 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of the filing date of this Annual Report relating to the beneficial ownership (as defined by the rules of the Securities and Exchange Commission) of shares of Common Stock by (I) each person who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the President and Chief Executive Officer of the Company for the year ended December 31, 2004, and (iv) each named executive officer of the Company, and (v) all executive officers and directors of the Company as a group.
                                                                     % of Class
                                                                    Beneficially
     Name and address                        Number of Shares         Owned (1)
     ----------------                        ----------------      -------------

     Nick Mehmeti (2)                          1,675,787 (3)          29.24%
     Duncan Burch (2)                          1,675,787 (3)          29.24%
     The Irrevocable Equity Trust No. 1
         J. M. Tibbals, Trustee (4)              451,558               7.88%
     Ronald A. Zlatniski (5)                     322,610               5.63%
     Dewanna Ross (2)                              4,000               0.70%

     All Officers and Directors
         as a Group                            3,355,574             58.54%


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

Exhibits
--------

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


Reports on Form 8-K
-------------------

   None


Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, Blanchfield, Kober & Company, PC of Hauppauge, NY:
                                         Year ended     Year ended
                                        December 31,   December 31,
                                           2006           2005
                                         -------        -------
1. Audit fees                            $ 9,112        $11,000
2. Audit-related fees                       --             --
3. Tax fees                                 --             --
4. All other fees                           --             --
                                         -------        -------

   Totals                                $ 9,112        $11,000
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

The Company's principal accountant, Blanchfield, Kober & Company, P. C., did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.







                (Remainder of this page left blank intentionally)



          (Financial statements follow on the next page, beginning F-1)

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Report of Registered Independent Public Accounting Firms                     F-2

Consolidated Financial Statements

   Consolidated Balance Sheets
      as of December 31, 2006 and 2005                                       F-3

   Consolidated Statements of Operations and Comprehensive Income (Loss)
      for the years ended December 31, 2006 and 2005                         F-4

   Consolidated Statements of Changes in Shareholders' Equity
      for the years ended December 31, 2006 and 2005                         F-5

   Consolidated Statements of Cash Flows
      for the years ended December 31, 2006 and 2005                         F-6

   Notes to Consolidated Financial Statements                                F-7

                 Letterhead of Blanchfield, Kober & Company, LLP
                 -----------------------------------------------


             REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



Board of Directors and Shareholders
Million Dollar Saloon, Inc.

We have audited the consolidated balance sheet of Million Dollar Saloon, Inc. and Subsidiaries (a Nevada corporation and Texas corporations, respectively) as of December 31, 2006 and 2005 and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the years ended December 31, 2006 and 2005, respectively. These consolidated financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Million Dollar Saloon, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the years ended December 31, 2006 and 2005, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.


                                           /s/ Blanchfield, Kober & Company, LLP
                                           -------------------------------------
                                               BLANCHFIELD, KOBER & COMPANY, LLP
Hauppauge, New York
July 8, 2008


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2006 and 2005

                                                        December 31,   December 31,
                                                           2006           2005
                                                        -----------    -----------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                             $ 1,010,743    $   930,177
   Marketable securities                                     54,129         51,394
   Accounts receivable - trade and other                      8,500          8,500
   Prepaid Federal income taxes receivable                  120,423         36,324
   Inventory                                                 37,962         25,385
   Prepaid expenses                                             163            946
                                                        -----------    -----------

     Total current assets                                 1,231,920      1,025,027
                                                        -----------    -----------


Property and Equipment - At Cost
   Buildings and related improvements                     1,526,424      1,526,424
   Furniture and equipment                                  464,880        451,093
                                                        -----------    -----------
                                                          1,991,304      1,977,517
   Less accumulated depreciation                         (1,534,507)    (1,445,711)
                                                        -----------    -----------
                                                            456,797        531,806
   Land                                                     210,000        210,000
                                                        -----------    -----------

     Net property and equipment                             666,797        741,806
                                                        -----------    -----------


Other Assets
   Land held for future development                       2,661,546      2,661,546
   Property and equipment held for sale                     870,930        870,930
   Operations agreement, net of accumulated
     amortization of approximately $530,195
     and $348,335, respectively                             469,805        651,665
   Loan costs, net of accumulated amortization
     of approximately $2,001 and $1,315, respectively         8,288          8,974
   Security deposits and other                                1,725          1,725
                                                        -----------    -----------

     Total other assets                                   4,012,294      4,194,840
                                                        -----------    -----------



                                  - Continued -


              The accompanying notes are an integral part of these
                       consolidated financial statements.



                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                           December 31, 2006 and 2005

                                                                    December 31,     December 31,
                                                                       2006             2005
                                                                    ----------       ----------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term mortgage note payable            $   96,931       $   92,082
   Current maturities of long-term lawsuit settlement payable           70,550          121,330
   Accounts payable - trade                                             48,778           44,050
   Accrued liabilities                                                  77,653           75,942
   Contract payable to affiliated entities                           1,000,000        1,000 000
   Accrued interest payable to affiliated entities                     293,333          213,333
                                                                    ----------       ----------

     Total current liabilities                                       1,587,245        1,546,737
                                                                    ----------       ----------

Long-Term Liabilities
   Long-term mortgage note payable, net of current maturities        1,659,025        1,746,373
   Long-term lawsuit settlement payable                                154,770          226,017
   Deferred tax liability                                              223,959          243,618
                                                                    ----------       ----------

     Total liabilities                                               3,624,999        3,762,745
                                                                    ----------       ----------


Commitments and Contingencies


Shareholders' Equity Preferred stock - $0.001 par value.
     5,000,000 shares authorized.
     None issued and outstanding                                          --               --
   Common stock - $0.001 par value.
     50,000,000 shares authorized.
     5,731,778 shares issued and outstanding, respectively.              5,732            5,732
   Retained earnings                                                 2,280,280        2,193,196
                                                                    ----------       ----------

     Total shareholders' equity                                      2,286,012        2,198,928
                                                                    ----------       ----------


Total Liabilities and Shareholders' Equity                          $5,911,011       $5,961,673
                                                                    ==========       ==========







              The accompanying notes are an integral part of these
                       consolidated financial statements.



                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                     Years ended December 31, 2006 and 2005


                                                     Year ended      Year ended
                                                     December 31,    December 31,
                                                        2006            2005
                                                     -----------    -----------
Revenues
   Bar and restaurant sales                          $ 2,538,469    $ 2,671,980
   Rental income from related parties                    441,431        442,000
                                                     -----------    -----------
     Total revenues                                    2,979,900      3,113,980
                                                     -----------    -----------

Cost of Sales - Bar and Restaurant Operations
   Direct labor                                          530,545        662,791
   Purchases                                             503,582        567,359
                                                     -----------    -----------
     Total cost of sales                               1,024,127      1,190,150
                                                     -----------    -----------

Gross Profit                                           1,945,773      1,923,830
                                                     -----------    -----------

Operating Expenses
   Salaries, wages and related expenses                  457,496        442,325
   Consulting, legal and other professional fees         260,620        115,452
   Rental expenses, principally taxes                    113,610        113,305
   Interest expense                                      244,452        208,053
   Other operating expenses                              529,181        494,080
   Depreciation and amortization                         270,656        260,247
                                                     -----------    -----------
       Total operating expenses                        1,876,015      1,633,462
                                                     -----------    -----------

Income (Loss) from Operations                             69,758        290,368

Other Income (Expenses)
   Interest income and other                              25,734          7,768
   Lawsuit settlement                                    (30,000)      (415,026)
   Unrealized gain (loss) on marketable securities          (106)          (151)
                                                     -----------    -----------

Income (Loss) before Income Taxes                         65,386       (117,041)

Provision for Income Taxes
   Currently (payable) refundable                          2,040        (27,699)
   Deferred (expense) benefit                             19,658         21,258
                                                     -----------    -----------

Net Income (Loss)                                         87,084       (123,482)

Other Comprehensive Income                                  --             --
                                                     -----------    -----------

Comprehensive Income (Loss)                          $    87,084    $  (123,481)
                                                     ===========    ===========

Earnings (Loss) per share of common stock
   outstanding, computed on net income (loss) -
   basic and fully diluted                           $      0.02    $     (0.02)
                                                     ===========    ===========

Weighted-average number of shares outstanding          5,731,778      5,731,778
                                                     ===========    ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.





                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 2006 and 2005



                                             Common Stock                                     Total
                                             ------------                 Retained         shareholders'
                                      # shares           Amount           earnings            equity
                                     -----------       -----------       -----------        -----------

Balances at January 1, 2005          5,731, 778       $     5,732       $ 2,316,678        $ 2,322,410

Net loss for the year                      --                --            (123,482)          (123,482)
                                    -----------       -----------       -----------        -----------

Balances at December 31, 2005         5,731,778             5,732         2,193,196          2,198,928

Net loss for the year                      --                --              87,084             87,084
                                    -----------       -----------       -----------        -----------


Balances at December 31, 2006         5,731,778       $     5,732       $ 2,280,280        $ 2,286,012
                                    ===========       ===========       ===========        ===========













              The accompanying notes are an integral part of these
                       consolidated financial statements.








                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2006 and 2005


                                                              Year ended        Year ended
                                                              December 31,      December 31,
                                                                 2006              2005
                                                              -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                          $    87,084       $  (123,482)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                              271,342           260,933
       Unrealized (gain) loss on marketable securities                106              (151)
       Deferred income taxes                                      (19,658)          (21,258)
       (Increase) decrease in
         Federal income taxes receivable                         (111,798)           27,699
         Inventory                                                (12,577)           (4,229)
Prepaid expenses and other                                            783             1,017
       Increase (decrease) in
         Accounts payable and other accrued liabilities             6,438             4,446
         Lawsuit settlement payable                              (122,027)          347,347
         Accrued interest payable to affiliated entities           80,000            80,000
                                                              -----------       -----------

     Net cash provided by (used in) operating activities          179,693           572,624
                                                              -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash received from sale of marketable securities                (2,841)           (2,008)
   Purchases of property and equipment                            (13,787)          (53,068)
                                                              -----------       -----------

     Net cash provided by (used in) investing activities          (16,628)          (55,076)
                                                              -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal paid on long-term mortgage note payable              (82,499)          (86,454)
                                                              -----------       -----------

     Net cash provided by (used in) financing activities          (86,454)          (86,454)
                                                              -----------       -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   80,566           431,094

Cash and cash equivalents at beginning of year                    930,177           499,083
                                                              -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                      $ 1,010,743       $   930,177
                                                              ===========       ===========

SUPPLEMENTAL DISCLOSURES OF
   INTEREST AND INCOME TAXES PAID
     Interest paid                                            $      --         $   207,367
                                                              ===========       ===========
     Income taxes paid                                        $   109,758       $      --
                                                              ===========       ===========

SUPPLEMENTAL DISCLOSURES OF
   NON-CASH INVESTING AND FINANCING ACTIVITIES                       None              None




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005


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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

These financial statements reflect the books and records of Million Dollar Saloon, Inc., Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for the years ended December 31, 2006 and 2005, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.





                (Remainder of this page left blank intentionally)

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005



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

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005


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

     At December 31, 2006 and 2005, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005



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
                                                                         -------

                                                                        $248,465
                                                                        ========
In December 31, 2003, the Company's Board of Directors accepted notice from the lessee, controlled by Duncan Burch, an officer, director and controlling shareholder, that the lessee had ceased operations, had no continuing assets and all percentage rent due to the Company would not be paid. Accordingly, the Company recognized a charge to operations of approximately $248,465 as bad debt expense from uncollectible trade accounts receivable.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005


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

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005


NOTE E - Fair Value of Financial Instruments - Continued

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.


NOTE F - Concentrations of Credit Risk

The  Company  maintains  its cash  accounts  in various  financial  institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended December 31, 2006 and 2005, respectively, the various operating companies maintained deposits in these financial institutions with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses during 2006 and 2005, and subsequent thereto, as a result of any of these unsecured situations.


NOTE G - Marketable Securities

Marketable securities as of December 31, 2006 and 2005 consist entirely of an investment in a money market instrument-based mutual funds and are summarized as follows:
                                                        Available     Held to
                                        Trading         for sale     Maturity
                                        -------         --------     --------
December 31, 2006
-----------------
   Aggregate fair value                 $51,394          $   -        $   -
   Gross unrealized holding gain        $   151          $   -        $   -
   Gross unrealized holding losses      $     -          $   -        $   -
   Amortized cost basis                 $51,243          $   -        $   -

December 31, 2005
-----------------
   Aggregate fair value                 $54,129          $   -        $   -
   Gross unrealized holding gains       $  (106)         $   -        $   -
   Gross unrealized holding losses      $     -          $   -        $   -
   Amortized cost basis                 $54,235          $   -        $   -

The net unrealized holding gains or (losses) on trading securities which have been included in the statement of operations were approximately $(106) and $151 for the each of the respective years ended December 31, 2006 and 2005.

NOTE H - Property and Equipment

Property and equipment consists of the following at December 31, 2006 and 2005:

                                     December 31,   December 31,
                                         2006           2005      Estimated life
                                     -----------    -----------   --------------
Buildings and related improvements   $ 1,526,424    $ 1,526,424     15-40 years
Furniture and equipment                  464,880        451,093      5-10 years
                                     -----------    -----------
                                       1,991,304      1,977,517
Less accumulated depreciation         (1,534,507)    (1,445,711)
                                     -----------    -----------
                                         456,797        531,806
Land                                     210,000        210,000
                                     -----------    -----------

Net property and equipment           $   666,797    $   741,806
                                     ===========    ===========

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005



NOTE H - Property and Equipment - Continued

Depreciation expense for the years ended December 31, 2006 and 2005 was approximately $88,796 and $78,387, respectively.


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

As of December 31, 2006 and 2005, respectively, the Company owed approximately $1,755,956 and $1,838,455 on the long-term mortgage note payable.

Future maturities of the long-term mortgage note payable are as follows:

                                                Year ending         Principal
                                                December 31            due
                                                -----------         ----------
                                                   2007             $   96,931
                                                   2008                103,203
                                                   2009                111,918
                                                   2010                119,212
                                                   2011                126,227
                                                 2012-2016             773,083
                                                 2017-2019             425,382
                                                                    ----------

                                                   Total            $1,755,956
                                                                    ==========

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005



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




                (Remainder of this page left blank intentionally)

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005


NOTE L - Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2006 and 2005, respectively, are as follows:

                         Year ended        Year ended
                        December 31,      December 31,
                            2006              2005
                         --------          --------
      Federal:
        Current          $ (2,040)         $ 27,699
        Deferred          (19,658)          (21,258)
                         --------          --------
                          (21,698)            6,441
                         --------          --------
      State:
        Current              --                --
        Deferred             --                --
                         --------          --------
                             --                --
                         --------          --------

        Total            $(21,698)         $  6,441
                         ========          ========

The Company's income tax expense (benefit) for the years ended December 31, 2006 and 2005, respectively, differed from the statutory federal rate of 34 percent as follows:
                                                        Year ended   Year ended
                                                       December 31, December 31,
                                                           2006         2005
                                                        --------     --------

 Statutory rate applied to earnings before income taxes $ 22,200     $(40,000)
 Increase (decrease) in income taxes resulting from:
   State income taxes                                       --           --
   Deferred income taxes                                 (19,658)     (21,258)
   Effect of incremental tax brackets and the
     application of business tax credits                 (24,240)      61,258
                                                        --------     --------

 Income tax expense                                     $(21,698)    $  6,441
                                                        ========     ========

The deferred current tax asset and non-current deferred tax liability on December 31, 2006 and 2005, respectively, balance sheet consists of the following:
                                             December 31,      December 31,
                                                 2006              2005
                                              ---------         ---------

    Non-current deferred tax liability        $(154,770)        $(243,618)
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

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005


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

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005


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


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005


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


NOTE P - Segment Information

The Company operates with a centralized management structure and has two identifiable operating segments: an adult entertainment lounge and restaurant located in Dallas, Texas and commercial rental real estate located in Dallas and Tarrant Counties, Texas. All revenues are generated operations in these geographic areas. As of December 31, 2006 and 2005, respectively, all rental revenues are derived from entities controlled by Duncan Burch, an officer, director and controlling shareholder. Approximately 14.8% and 12.0% of total revenues for 2006 and 2005, respectively, were derived from these related parties.

A summary of the Company's operating segments is as follows:

                                          Restaurant           Rental         General and
                                           facility          real estate     administrative          Total
                                           --------          -----------     --------------          -----
Year ended December 31, 2006
   Revenue from external customers       $ 2,538,469        $      --          $      --          $ 2,538,469
   Revenue from related parties                 --              441,431               --              441,431
   Revenue (expenses) from/to
     intercompany sources                    (65,000)          (145,000)           210,000               --
   Interest income                              --               15,061             10,673             25,734
   Interest expense                           17,974               --              226,478            244,452
   Depreciation and amortization             265,627              4,343                686            270,656
   Income tax expense (benefit)               (3,569)            94,174           (112,303)           (21,698)
   Segment assets                            371,645          1,634,591          3,904,775          5,911,011
   Fixed asset expenditures                   13,787               --                 --               13,787

Year ended December 31, 2005
   Revenue from external customers       $ 2,671,980        $      --          $      --          $ 2,671,980
   Revenue from related parties                 --              442,000               --              442,000
   Revenue (expenses) from/to
     intercompany sources                     (6,127)          (203,072)           209,199               --
   Interest income                               164              3,349              4,255              7,768
   Interest expense                           84,821               --              123,232            208,053
   Depreciation and amortization             255,904              4,343                686            260,933
   Income tax expense (benefit)              (11,946)            88,121            (82,616)            (6,441)
   Segment assets                            286,825          2,301,269          3,373,579          5,961,673
   Fixed asset expenditures                   53,068               --                 --               53,068



                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2005 and 2004



NOTE Q- Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004, respectively.


                                  Quarter ended    Quarter ended      Quarter ended   Quarter ended       Year ended
                                    March 31,        June 30,         September 30,    December 31,      December 31,
                                    ---------        --------         -------------    ------------      ------------
Calendar 2006
-------------
   Restaurant sales                 $757,137         $661,590          $736,497         $383,245          $2,538,469
   Rental income -
     Related party                  $102,000         $118,431          $119,000         $102,000          $441,431
   Gross profit                     $529,100         $428,065          $553,839         $434,759          $1.945,773
   Net earnings after
     provision for
     income taxes                   $103,022         $(43,780)         $22,304          $5,538            $65,386
   Basic and fully diluted
     earnings per share             $0.02            $(0.01)           $0.00            $0.00             $0.01
   Weighted average
     number of shares
     issued and outstanding         5,731,788        5,731,788         5,731,788        5,731,788         5,731,788

Calendar 2005
-------------
   Restaurant sales                 $826,068         $740,128          $697,822         $407,962          $2,671,980
   Rental income -
     Related party                  $110,500         $110,500          $110,500         $110,500          $442,000
   Gross profit                     $582,136         $473,574          $431,413         $436,707          $1,923,830
   Net earnings after
     provision for
     income taxes                   $(113,572)       $40,655           $(56,214)        $5,649            $(123,482)
   Basic and fully diluted
     earnings per share             $(0.02)           $0.01            $(0.01)              -             $(0.02)
   Weighted average
     number of shares
     issued and outstanding         5,731,788        5,731,788         5,731,788        5,731,788         5,731,788



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