Form 10QSB
period 2007-03-31
MILLION DOLLAR SALOON INC
filed 2008-10-06
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


              For the quarterly period ended March 31, 2007

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from ______________ to _____________



                         Commission File Number: 0-27006

                           Million Dollar Saloon, Inc.
        (Exact name of small business issuer as specified in its charter)

         Nevada                                             13-3428657
 ----------------------                                ----------------------
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


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: September 30, 2008: 5,731,778
                                          -----------------------------

Transitional Small Business Disclosure Format (check one):    YES [ ]  NO [X]

                           Million Dollar Saloon, Inc.

                Form 10-QSB for the Quarter ended March 31, 2007

                                      Index

                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1 - Financial Statements                                                3

  Item 2 - Management's Discussion and Analysis or Plan of Operation          17

  Item 3 - Controls and Procedures                                            19

Part II - Other Information

  Item 1 - Legal Proceedings                                                  20

  Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds        21

  Item 3 - Defaults Upon Senior Securities                                    21

  Item 4 - Submission of Matters to a Vote of Security Holders                21

  Item 5 - Other Information                                                  21

  Item 6 - Exhibits                                                           21

Signatures                                                                    22


Part I
Item 1 - Financial Statements

                  Million Dollar Saloon, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             March 31, 2007 and 2006

                                   (Unaudited)
                                                         March 31,      March 31,
                                                           2007           2006
                                                        -----------    -----------

                                     ASSETS
Current Assets
   Cash on hand and in bank                             $ 1,114,606    $   975,039
   Marketable securities                                     55,001         52,147
   Accounts receivable - trade                                8,500           --
   Federal income tax refund receivable                      92,423         41,000
   Inventory                                                 60,532         17,305
   Prepaid expenses                                           1,095          2,827
                                                        -----------    -----------

     Total current assets                                 1,332,157      1,096,818
                                                        -----------    -----------


Property and Equipment - At Cost
   Buildings and related improvements                     1,526,424      1,526,424
   Furniture and equipment                                  464,881        451,093
                                                        -----------    -----------
                                                          1,991,305      1,977,517
   Less accumulated depreciation                         (1,556,001)    (1,467,910)
                                                        -----------    -----------
                                                            435,304        509,607
   Land                                                     210,000        210,000
                                                        -----------    -----------

     Net property and equipment                             645,304        719,607
                                                        -----------    -----------


Other Assets
   Land held for future development                       2,661,546      2,661,546
   Property and equipment held for sale                     870,930        870,930
   Operations agreement, net of accumulated
     amortization of approximately $575,660 and
     $393,800, respectively                                 424,340        606,200
   Loan costs, net of accumulated amortization
     of approximately $2,172 and $1,468, respectively         8,117          8,803
   Security deposits and other                                1,725          1,725
                                                        -----------    -----------

     Total other assets                                   3,966,658      4,149,204
                                                        -----------    -----------

Total Assets                                            $ 5,965,629    $ 5,965,629
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




                  Million Dollar Saloon, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                             March 31, 2007 and 2006

                                   (Unaudited)
                                                                  March 31,   March 31,
                                                                    2007        2006
                                                                ----------   ----------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term mortgage note payable        $   96,931   $   92,082
   Current maturities of long-term lawsuit settlement payable       70,550      121,330
   Accounts payable - trade                                         16,308       13,944
   Accrued liabilities                                              79,881       80,719
   Contract payable to affiliated entities                       1,000,000    1,000,000
   Accrued interest payable to affiliated entities                 100,000      233,333
                                                                ----------   ----------

     Total current liabilities                                   1,363,670    1,541,408
                                                                ----------   ----------


Long-Term Liabilities
   Mortgage note payable - long-term portion                     1,637,962    1,725,136
   Lawsuit settlement payable - long-term portion                  132,270      153,517
   Deferred tax liability                                          223,959      243,618
                                                                ----------   ----------

     Total liabilities                                           3,357,861    3,663,679
                                                                ----------   ----------


Commitments and Contingencies


Shareholders' Equity Preferred stock - $0.001 par value.
     5,000,000 shares authorized.
     None issued and outstanding.                                     --           --
   Common stock - $0.001 par value.
     50,000,000 shares authorized.
     5,731,778 shares issued and outstanding.                        5,732        5,732
   Retained earnings                                             2,580,526    2,296,218
                                                                ----------   ----------

     Total shareholders' equity                                  2,586,258    2,301,950
                                                                ----------   ----------

Total Liabilities and Shareholders' Equity                      $5,944,119   $5,965,629
                                                                ==========   ==========



  The consolidated financial information presented herein has been prepared by management without audit by independent certified public accountants.
              The accompanying notes are an integral part of these
                       consolidated financial statements.






                  Million Dollar Saloon, Inc. and Subsidiaries
                        Consolidated Statements of Income
                   Three months ended March 31, 2007 and 2006

                                   (Unaudited)

                                                      Three months   Three months
                                                          ended          ended
                                                        March 31,      March 31,
                                                          2007           2006
                                                      -----------    -----------
Revenues
   Bar and restaurant sales                           $   710,237    $   757,137
   Rental income                                          110,500        102,000
     Total revenues                                       820,737        859,137
                                                      -----------    -----------

Cost of Sales - Bar and Restaurant Operations             264,615        330,037
                                                      -----------    -----------

Gross Profit                                              556,122        529,100
                                                      -----------    -----------

Operating Expenses
   General and administrative expenses                    324,602        296,168
   Interest expense                                        58,575         54,691
   Depreciation and amortization                           66,958         67,664
                                                      -----------    -----------
     Total operating expenses                             450,135        418,523
                                                      -----------    -----------

Income from Operations                                    105,987        110,577

Other Income (Expenses)
   Interest and other miscellaneous                         8,927          6,945
   Lawsuit settlement                                        --             --
                                                      -----------    -----------

Income before Income Taxes                                114,914        117,522

Income Tax (Expense) Benefit
   Currently (payable) refundable                         (28,001)       (14,500)
   Deferred                                                  --             --
                                                      -----------    -----------

Net Income (Loss)                                          86,913        103,022

Other Comprehensive Income                                   --             --
                                                      -----------    -----------

Comprehensive Income                                  $    86,913    $   103,022
                                                      ===========    ===========

Earnings per share of common stock outstanding,
   computed on net income - basic and fully diluted   $      0.02    $      0.02
                                                      ===========    ===========

Weighted-average number of shares outstanding           5,731,778      5,731,778
                                                      ===========    ===========



  The consolidated financial information presented herein has been prepared by management without audit by independent certified public accountants.
              The accompanying notes are an integral part of these
                       consolidated financial statements.




                  Million Dollar Saloon, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2007 and 2006

                                   (Unaudited)

                                                             Three months   Three months
                                                                 ended          ended
                                                               March 31,      March 31,
                                                                 2007           2006
                                                             -----------    -----------
Cash Flows from Operating Activitie
   Net Income (Loss)                                         $    86,913    $   103,022
   Adjustments to reconcile net income to
     net cash provided  by operating activities
       Depreciation and amortization                              67,129         67,835
       Unrealized loss on marketable securities                     --             (153)
       (Increase) decrease in
         Accounts receivable - trade and other                      --             --
Income taxes receivable                                           28,000        (32,375)
         Inventory                                               (22,570)         8,080
         Prepaid expenses                                           (932)        (1,881)
       Increase (decrease) in
         Accounts payable and other liabilities                  (30,242)       (25,329)
         Lawsuit settlement payable                              (22,500)       (72,500)
         Accrued interest payable to affiliated entities          20,000         20,000
                                                             -----------    -----------

     Net cash provided by operating activities                   125,798         66,699
                                                             -----------    -----------

Cash Flows from Investing Activities
   Purchases of property and equipment                              --             --
   Cash received from sale of marketable securities                 --             --
   Cash paid for marketable securities                              (872)          (600)
   Cash paid for land held for future development                   --             --
                                                             -----------    -----------

     Net cash used in investing activities                          (872)          (600)
                                                             -----------    -----------


Cash Flows from Financing Activities
   Principal paid on long-term mortgage note payable             (21,063)       (21,237)
                                                             -----------    -----------

     Net cash provided by financing activities                   (21,063)       (21,237)
                                                             -----------    -----------

Increase in Cash and Cash Equivalents                            103,863         44,862

Cash at beginning of period                                    1,010,743        930,177
                                                             -----------    -----------

Cash at end of period                                        $ 1,114,606    $   975,039
                                                             ===========    ===========

Supplemental Disclosures of Interest and Income Taxes Paid
     Interest paid during the period                         $    38,404    $    30,741
                                                             ===========    ===========
     Income taxes paid (refunded)                            $      --      $      --
                                                             ===========    ===========


  The consolidated financial information presented herein has been prepared by management without audit by independent certified public accountants.
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  Million Dollar Saloon, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             March 31, 2007 and 2006



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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2006. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2007.

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2007 and 2006



NOTE B - Preparation of Financial Statements - Continued

These financial statements reflect the books and records of Million Dollar Saloon, Inc., Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for each of the three month periods ended March 31, 2007 and 2006, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.


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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2007 and 2006


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

     At March 31, 2007 and 2006, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2007 and 2006


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


                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2007 and 2006


NOTE F - Concentrations of Credit Risk

The  Company  maintains  its cash  accounts  in various  financial  institutions
subject  to  insurance   coverage  issued  by  the  Federal  Deposit   Insurance
Corporation  (FDIC).  Under FDIC rules,  the Company  and its  subsidiaries  are entitled to aggregate  coverage of $100,000 per account type per separate  legal entity per financial  institution.  During the years ended December 31, 2006 and
2005 and the period through March 31, 2007, respectively,  the various operating companies  maintained deposits in these financial  institutions with credit risk exposures  in excess of  statutory  FDIC  coverage.  The Company has incurred no losses during 2006 and 2005, and subsequent thereto, as a result of any of these unsecured situations.


NOTE G - Marketable Securities

Marketable  securities  as of March 31,  2007 and 2006  consist  entirely  of an investment in a money market instrument-based mutual funds and are summarized as follows:
                                                  Available      Held to
                                     Trading      for sale      Maturity
                                     -------      --------      --------
March 31, 2007
--------------
   Aggregate fair value              $55,001   $      --     $        --
   Gross unrealized holding gain     $  --     $      --     $        --
   Gross unrealized holding losses   $  --     $      --     $        --
   Amortized cost basis              $55,001   $      --     $        --

March 31, 2006
--------------
   Aggregate fair value              $52,147   $      --     $        --
   Gross unrealized holding gains    $   153   $      --     $        --
   Gross unrealized holding losses   $  --     $      --     $        --
   Amortized cost basis              $51,994   $      --     $        --

The net unrealized holding gains and (losses) on trading securities which have been included in the statement of operations were approximately $-0- and $153 for the each of the respective three month periods ended March 31, 2007 and 2006.

NOTE H - Property and Equipment

Property and equipment consists of the following at March 31, 2007 and 2006:

                                      March 31,      March 31,
                                        2007           2006       Estimated life
                                     -----------    -----------    -----------

Buildings and related improvements   $ 1,526,424    $ 1,526,424   55 months - 40 years
Furniture and equipment                  464,881        451,093   55 months - 10 years
                                     -----------    -----------

                                       1,991,305      1,977,517
Less accumulated depreciation         (1,556,001)    (1,467,910)
                                     -----------    -----------

                                         435,304        509,607
Land                                     210,000        210,000
                                     -----------    -----------

Net property and equipment           $   645,304    $   719,607
                                     ===========    ===========

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2007 and 2006



NOTE H - Property and Equipment - Continued

Depreciation expense for the three months ended March 31, 2007 and 2006 was approximately $21,493 and $22,199, respectively.


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

As of March 31, 2007 and 2006, the Company owes approximately $1,734,893 and $1,817,218 on the long-term mortgage note payable, respectively.

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
                                                                      ==========

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2007 and 2006



NOTE J - Property and Equipment held for Sale

During the 3rd quarter of Calendar 2004, Company management listed the real estate and other significant assets owned by Corporation Lex for sale through a commercial real estate brokerage firm and reclassified the net carrying values at the listing date to "Property and Equipment held for Sale" in the accompanying financial statements.

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all qualifying assets as of the end of each reporting quarter. As of March 31, 2007, management has determined that no impairment of the carrying value of property and equipment held for sale was necessary.

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




                (Remainder of this page left blank intentionally)


                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2007 and 2006



NOTE L - Income Taxes

The components of income tax expense (benefit) for each of the three month periods ended March 31, 2007 and 2006, respectively, are as follows:

                        Three months     Three months
                            ended            ended
                          March 31,        March 31,
                            2007             2006
                          -------          -------
      Federal:
        Current           $28,001          $14,500
        Deferred             --               --
                          -------          -------
                           28,001           14,500
                          -------          -------
      State:
        Current              --               --
        Deferred             --               --
                          -------          -------
                             --               --
                          -------          -------

        Total             $28,001          $14,500
                          =======          =======

The Company's  income tax expense  (benefit) for each of the three month periods ended March 31, 2007 and 2006, respectively, differed from the statutory federal rate of 34 percent as follows:
                                                             Three months   Three months
                                                                 ended          ended
                                                               March 31,      March 31,
                                                                 2007           2006
                                                              --------        --------
     Statutory rate applied to earnings before income taxes   $ 39,100        $ 40,000
     Increase (decrease) in income taxes resulting from:
       State income taxes                                         --              --
       Deferred income taxes                                      --              --
       Effect of incremental tax brackets and the
         application of business tax credits                   (11,099)        (25,500)
                                                              --------        --------

     Income tax expense                                       $ 28,001        $ 14,500
                                                              ========        ========

The deferred current tax asset and non-current deferred tax liability on March 31, 2007 and 2006, respectively, balance sheet consists of the following:

                                                    March 31,         March 31,
                                                      2007              2006
                                                    ---------         ---------

     Non-current deferred tax liability             $(223,959)        $(243,618)
                                                    =========         =========

The non-current deferred tax liability results from the usage of statutory accelerated tax depreciation and amortization methods.


NOTE M- Commitments

The rental property owned by Don, Inc. is subject to a lease with a separate entity controlled by Duncan Burch, an officer, director and controlling shareholder of the Company. This lease expired in August 2003 and is being continued on a month-to-month basis at the final contractual rental rate of approximately $8,500 per week. The lessee has not indicated to the Company whether a new long-term lease will be negotiated on this property. The lessee is also responsible for normal maintenance and repairs, insurance and other direct operating expenses related to the property.

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2007 and 2006



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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2007 and 2006


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

(2)  Results of Operations

Three  months  ended March 31, 2007 as compared to three  months ended March 31,
--------------------------------------------------------------------------------
2006
----
Bar and restaurant sales decreased by approximately $47,000 (or approximately 6.21%) in the three months ended March 31, 2006. Bar and restaurant sales were approximately $757,000 for the three months ended March 31, 2006 as compared to approximately $710,000 for the three months ended March 31, 2007. The decrease over the comparable period from the preceding year is directly attributable to overall fluctuations in visitor traffic to the Dallas-Ft. Worth Metroplex and the effects of shifts in economic and ethnic populations in the immediate geographical area of the Company's location. While the Company's facility holds a valid "sexually oriented business" license issued by the City of Dallas, Texas; the City of Dallas, Texas continues to pursue vigorous enforcement of its Sexually Oriented Business Ordinance. This Ordinance restricts the attire and dancing activities at the Company's Million Dollar Saloon, and other local adult cabarets, which has resulted in unpredictable fluctuations in patron attendance at the Company's facilities.

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

The Company's rental income was relatively constant with approximately $110,500 for the three months ended March 31, 2007 as compared to approximately $102,000 for the comparable three month period ended March 31, 2006. All of the leases were/are with entities controlled by Duncan Burch, one of the Company's controlling shareholders. The Corporation Lex property was vacant through February 2008 when it was sold for an approximate gain of $25,000 over the carrying value in the accompanying financial statements. The rental real estate owned by Don, Inc. is subject to a lease with a separate entity controlled by Duncan Burch, an officer, director and controlling shareholder of the Company. This lease expired in August 2003 and is being continued on a month-to-month basis at the final contractual rental rate of approximately $8,500 per week.

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

Cost of sales decreased to approximately $265,000 for the three months ended March 31, 2007 as compared to approximately $330,000 for the same period for 2006. Gross profit percentages were comparable at approximately 67.76% (approximately $556,000) for the three months ended March 31, 2007 versus 61.59% (approximately $529,000) for the three months ended March 31, 2006. Fluctuations in the Company's gross profit percentages react to and parallel the key areas of management focus for cost of sales expenditure control - principally personnel staffing levels and food and beverage costs. These areas, specifically cost controls over purchasing, inventory management protocols and labor management, are continuously monitored to maintain the Company's gross profit percentages.

General and administrative expenses were approximately $450,000 for the three months ended March 31, 2007 as compared to approximately $351,000 for the comparable period of 2006. Management is of the opinion that G&A expenses should remain relatively constant in future periods with fluctuations in energy costs, professional fees, marketing activities and general inflationary pressures. Management continues to monitor its expenditure levels to achieve optimum financial results.

Pursuant to an October 20, 2005 settlement of a lawsuit filed on February 24, 2005, the Company has accrued the discounted present value of approximately $415,026 at the prime interest rate of 6.75% to yield the gross agreed-upon settlement of $460,000.

Net income (loss) before income taxes was approximately $115,000 for the three months ended March 31, 2007 versus approximately $103,000 for the three months ended March 31, 2006. After-tax net income increased by approximately $16,000 from approximately $87,000 for the three months ended March 31, 2007 as compared to approximately $103,000 for the same period ended March 31, 2006. The Company experienced earnings per share of approximately $0.02 and $0.02 for each of the respective three month periods ended March 31, 2007 and 2006, respectively.

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

(3)  Liquidity

As of March 31, 2007, December 31, 2006 and March 31, 2006, the Company has working capital of approximately $(49,000), $(355,000) and $(469,000). The sole contributor to the Company's working capital deficit is a $1,000,000 payable to related parties, bearing interest at 8.0% per annum, related to an Operating Agreement which was triggered with the City of Dallas granting a non-confirming operating permit to the Company through July 31, 2009 and the closing of two competing operations owned and controlled by the Company's controlling shareholders.

The Company achieved positive cash flows from operations of approximately $126,000 and $67,000 for each of the three months ended March 31, 2007 and 2006, respectively, as compared to $180,000 for the year ended December 31, 2006.

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

As of March 31, 2007 and 2006, the Company owes approximately $1,734,893 and $1,817,218 on the long-term mortgage note payable, respectively.

The Company has identified no other significant capital requirements for 2007, other than normal repair and replacement activity at the Company's commercial rental properties and the adult entertainment lounge and restaurant facility. Liquidity requirements mandated by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management.

(5)  Recent Accounting Pronouncements

The Company knows of no new accounting releases or pronouncements that will have any impact upon the Company's financial statements upon adoption.


Item 3 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6 - Exhibits

   Exhibits
   --------
     31.1Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 32.1Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.



                        (Signatures follow on next page)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Million Dollar Saloon, Inc.

Dated: September 30, 2008                            /s/ Nick Mehmeti
       ------------------                            ---------------------------
                                                                    Nick Mehmeti
                                                        Chief Executive Officer,
                                                     Chief Financial Officer and
                                                                    and Director