Form 10QSB
period 2007-06-30
MILLION DOLLAR SALOON INC
filed 2008-10-07
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2007

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

                           Million Dollar Saloon, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2007

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


Part I
Item 1 - Financial Statements

                  Million Dollar Saloon, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             June 30, 2007 and 2006

                                   (Unaudited)

                                                       June 30, 2007  June 30, 2006
                                                        -----------    -----------
                                     ASSETS
                                     ------

Current Assets
   Cash on hand and in bank                             $ 1,382,900    $   941,237
   Marketable securities                                     55,710         52,622
   Accounts receivable - trade                                8,500          8,500
   Federal income tax refunds receivable                       --           84,322
   Inventory                                                 27,331         17,304
   Prepaid expenses                                           1,128          3,166
                                                        -----------    -----------

     Total current assets                                 1,475,568      1,107,151
                                                        -----------    -----------


Property and Equipment - At Cost
   Buildings and related improvements                     1,526,424      1,526,424
   Furniture and equipment                                  466,071        464,881
                                                        -----------    -----------
                                                          1,992,495      1,991,305
   Less accumulated depreciation                         (1,577,490)    (1,490,108)
                                                        -----------    -----------
                                                            415,005        501,197
   Land                                                     210,000        210,000
                                                        -----------    -----------

     Net property and equipment                             625,005        711,197
                                                        -----------    -----------


Other Assets
   Land held for future development                       2,661,546      2,661,546
   Property and equipment held for sale                     870,930        870,930
   Operations agreement, net of accumulated
     amortization of approximately $621,125
     and $439,265, respectively                             378,875        560,735
   Loan costs, net of accumulated amortization
     of approximately $2,344 and $1,658, respectively         7,945          8,631
   Security deposits and other                                1,725          1,725
                                                        -----------    -----------

     Total other assets                                   3,921,021      4,103,567
                                                        -----------    -----------

Total Assets                                            $ 6,021,594    $ 5,961,915
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








                  Million Dollar Saloon, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                             June 30, 2007 and 2006

                                   (Unaudited)

                                                              June 30, 2007  June 30, 2006
                                                                ----------     ----------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Current maturities of long-term mortgage note payable        $   96,931     $   92,082
   Current maturities of long-term lawsuit settlement payable       70,550        121,330
   Accounts payable - trade                                         15,655         19,385
   Accrued liabilities                                              73,059         97,704
   Federal income tax payable                                       24,526           --
   Contract payable to affiliated entities                       1,000,000      1,000,000
   Accrued interest payable to affiliated entities                 119,671        253,333
                                                                ----------     ----------

     Total current liabilities                                   1,400,392      1,583,834
                                                                ----------     ----------


Long-Term Liabilities
   Mortgage note payable - long-term portion                     1,617,807      1,705,276
   Lawsuit settlement payable - long-term portion                  109,770        131,017
   Deferred tax liability                                          223,960        243,618
                                                                ----------     ----------

     Total liabilities                                           3,351,929      3,663,745
                                                                ----------     ----------


Commitments and Contingencies


Shareholders' Equity Preferred stock - $0.001 par value.
     5,000,000 shares authorized.
     None issued and outstanding.                                     --             --
   Common stock - $0.001 par value.
     50,000,000 shares authorized.
     5,731,778 shares issued and outstanding.                        5,732          5,732
   Retained earnings                                             2,671,878      2,252,438
                                                                ----------     ----------

     Total shareholders' equity                                  2,669,665      2,258,170
                                                                ----------     ----------

Total Liabilities and Shareholders' Equity                      $6,021,594     $5,921,915
                                                                ==========     ==========




  The consolidated financial information presented herein has been prepared by management without audit by independent certified public accountants.
              The accompanying notes are an integral part of these
                       consolidated financial statements.







                  Million Dollar Saloon, Inc. and Subsidiaries
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                Six and Three months ended June 30, 2007 and 2006

                                   (Unaudited)

                                         Six months     Six months    Three months   Three months
                                            ended          ended          ended          ended
                                        June 30, 2007  June 30, 2006  June 30, 2007  June 30, 2006
                                         -----------    -----------    -----------    -----------
Revenues
   Bar and restaurant sales              $ 1,482,650    $ 1,418,727    $   772,413    $   661,590
   Rental income                             229,500        220,431        119,000        118,431
                                         -----------    -----------    -----------    -----------
   Total revenues                          1,712,150      1,639,158        891,413        780,021
                                         -----------    -----------    -----------    -----------

Cost of Sales - Bar and
   Restaurant Operations                     651,851        681,993        387,236        351,956
                                         -----------    -----------    -----------    -----------

Gross Profit                               1,060,299        957,165        504,177        428,065
                                         -----------    -----------    -----------    -----------

Operating Expenses
   General and administrative expenses       599,699        620,566        265,097        324,398
   Interest expense                          118,708        112,514         58,575         57,823
   Depreciation and amortization             133,913        135,326         66,955         67,662
                                         -----------    -----------    -----------    -----------
     Total operating expenses                842,320        868,406        392,185        449,883
                                         -----------    -----------    -----------    -----------

Income (Loss) from Operations                217,979         88,759        111,992        (21,818)

Other Income (Expenses)
   Interest and other miscellaneous           17,834         13,583          8,907          6,638
   Sale of property easement                  16,007           --           16,007           --
   Lawsuit settlement                           --          (30,000)          --          (30,000)
                                         -----------    -----------    -----------    -----------

Income (Loss) before Income Taxes            251,820         72,342        136,906        (45,180)

Income Tax (Expense) Benefit
   Currently payable/refundable              (81,500)       (13,100)       (53,499)         1,400
   Deferred                                     --             --             --             --
                                         -----------    -----------    -----------    -----------


Net Income (Loss)                            170,320         59,242         83,407        (43,780)

Other Comprehensive Income                      --             --             --             --
                                         -----------    -----------    -----------    -----------


Comprehensive Income (Loss)              $   170,320    $    59,242    $    83,407    $   (43,780)
                                         ===========    ===========    ===========    ===========

Earnings per share of common stock
   outstanding, computed on net income
   - basic and fully diluted             $      0.03    $      0.01    $      0.01    $     (0.01)
                                         ===========    ===========    ===========    ===========

Weighted-average number
   of shares outstanding                   5,731,778      5,731,778      5,731,778      5,731,778
                                         ===========    ===========    ===========    ===========



  The consolidated financial information presented herein has been prepared by management without audit by independent certified public accountants.
              The accompanying notes are an integral part of these
                       consolidated financial statements.




                  Million Dollar Saloon, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2007 and 2006

                                   (Unaudited)

                                                             Six months     Six months
                                                                ended          ended
                                                            June 30, 2007  June 30, 2006
                                                             -----------    -----------
Cash Flows from Operating Activities
   Net income                                                $   170,320    $    59,242
   Adjustments to reconcile net income to
     net cash provided  by operating activities
       Depreciation and amortization                             134,256        135,669
Unrealized loss on marketable securities                            --              214
       Gain on sale of property easement                         (16,007)
       (Increase) decrease in
         Accounts receivable - trade and other                      --             --
         Federal income taxes receivable                         120,423        (75,697)
         Inventory                                                10,631          8,081
         Prepaid expenses                                           (964)        (2,220)
       Increase (decrease) in
         Accounts payable and other liabilities                  (37,716)        (2,902)
         Lawsuit settlement payable                              (45,000)       (95,000)
         Federal income taxes payable                             24,526           --
         Accrued interest payable to affiliated entities          39,671         40,000
                                                             -----------    -----------

     Net cash provided by operating activities                   400,140         67,387
                                                             -----------    -----------


Cash Flows from Investing Activities
   Cash received from sale of property easement                   16,007           --
   Purchases of property and equipment                            (1,191)       (13,788)
   Cash paid for marketable securities                            (1,581)        (1,442)
                                                             -----------    -----------

     Net cash used in investing activities                        13,235        (15,230)
                                                             -----------    -----------


Cash Flows from Financing Activities
   Principal paid on long-term mortgage note payable             (41,218)       (41,097)
                                                             -----------    -----------

     Net cash provided by financing activities                   (41,218)       (41,097)
                                                             -----------    -----------

Increase in Cash and Cash Equivalents                            372,157         11,060

Cash at beginning of period                                    1,010,743        930,177
                                                             -----------    -----------

Cash at end of period                                        $ 1,382,900    $   941,237
                                                             ===========    ===========

Supplemental Disclosures of Interest and Income Taxes Paid
     Interest paid during the period                         $    78,694    $    61,805
                                                             ===========    ===========
     Income taxes paid (refunded)                            $   (63,449)   $      --
                                                             ===========    ===========


The consolidated financial information presented herein has been prepared by management without audit by independent certified public accountants.
            The accompanying notes are an integral part of these
                     consolidated financial statements.

                  Million Dollar Saloon, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             June 30, 2007 and 2006



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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2007 and 2006



NOTE B - Preparation of Financial Statements - Continued

These financial statements reflect the books and records of Million Dollar Saloon, Inc., Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for each of the six month periods ended June 30, 2007 and 2006, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.


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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2007 and 2006


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

     At June 30, 2007 and 2006, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2007 and 2006


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


                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2007 and 2006


NOTE F - Concentrations of Credit Risk

The  Company  maintains  its cash  accounts  in various  financial  institutions
subject  to  insurance   coverage  issued  by  the  Federal  Deposit   Insurance
Corporation  (FDIC).  Under FDIC rules,  the Company  and its  subsidiaries  are entitled to aggregate  coverage of $100,000 per account type per separate  legal entity per financial  institution.  During the years ended December 31, 2006 and
2005 and the period through June 30, 2007,  respectively,  the various operating companies  maintained deposits in these financial  institutions with credit risk exposures  in excess of  statutory  FDIC  coverage.  The Company has incurred no losses during 2006 and 2005, and subsequent thereto, as a result of any of these unsecured situations.


NOTE G - Marketable Securities

Marketable  securities  as of June  30,  2007 and 2006  consist  entirely  of an investment in a money market instrument-based mutual funds and are summarized as follows:
                                                 Available        Held to
                                     Trading      for sale       Maturity
                                     -------      --------       --------
June 30, 2007
-------------
   Aggregate fair value              $55,710   $      --     $        --
   Gross unrealized holding gain     $  --     $      --     $        --
   Gross unrealized holding losses   $  --     $      --     $        --
   Amortized cost basis              $55,710   $      --     $        --

June 30, 2006
-------------
   Aggregate fair value              $52,622   $      --     $        --
   Gross unrealized holding gains    $   214   $      --     $        --
   Gross unrealized holding losses   $  --     $      --     $        --
   Amortized cost basis              $52,408   $      --     $        --

The net unrealized holding gains and (losses) on trading securities which have been included in the statement of operations were approximately $-0- and $214 for the each of the respective six month periods ended June 30, 2007 and 2006.

NOTE H - Property and Equipment

Property and equipment consists of the following at June 30, 2007 and 2006:

                                             June 30,        June 30,
                                              2007            2006     Estimated life
                                           -----------    -----------    -----------
      Buildings and related improvements   $ 1,526,424    $ 1,526,424    55 months - 40 years
      Furniture and equipment                  466,071        464,881    55 months - 10 years
                                           -----------    -----------

                                             1,992,495      1,991,305
      Less accumulated depreciation         (1,577,490)    (1,490,108)
                                           -----------    -----------

                                               415,005        501,197
      Land                                     210,000        210,000
                                           -----------    -----------

      Net property and equipment           $   625,005    $   711,197
                                           ===========    ===========

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2007 and 2006



NOTE H - Property and Equipment - Continued

Depreciation expense for the six months ended June 30, 2007 and 2006 was approximately $42,983 and $44,396, respectively.


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

As of June 30, 2007 and 2006, the Company owes approximately $1,714,738 and $1,797,358 on the long-term mortgage note payable, respectively.

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
                                                                      ==========

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2007 and 2006


NOTE J - Property and Equipment held for Sale

During the 3rd quarter of Calendar 2004, Company management listed the real estate and other significant assets owned by Corporation Lex for sale through a commercial real estate brokerage firm and reclassified the net carrying values at the listing date to "Property and Equipment held for Sale" in the accompanying financial statements.

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all qualifying assets as of the end of each reporting quarter. As of June 30, 2007, management has determined that no impairment of the carrying value of property and equipment held for sale was necessary.

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




                (Remainder of this page left blank intentionally)


                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2007 and 2006



NOTE L - Income Taxes

The components of income tax expense (benefit) for each of the six month periods ended June 30, 2007 and 2006, respectively, are as follows:

                            Six months        Six months
                               ended             ended
                             June 30,          June 30,
                               2007              2006
                             -------           -------
        Federal:
          Current            $81,500           $13,100
          Deferred              --                --
                             -------           -------
                              81,500            13,100
                             -------           -------
        State:
          Current               --                --
          Deferred              --                --
                             -------           -------
                                --                --
                             -------           -------

          Total              $81,500           $13,100
                             =======           =======

The  Company's  income tax expense  (benefit)  for each of the six month periods ended June 30, 2007 and 2006, respectively,  differed from the statutory federal rate of 34 percent as follows:
                                                               Six months  Six months
                                                                  ended       ended
                                                                June 30,    June 30,
                                                                  2007        2006
                                                                --------    --------
       Statutory rate applied to earnings before income taxes   $ 85,600    $ 24,600
       Increase (decrease) in income taxes resulting from:
         State income taxes                                         --          --
         Deferred income taxes                                      --          --
         Effect of incremental tax brackets and the
           application of business tax credits                    (4,100)    (11,500)
                                                                --------    --------

       Income tax expense                                       $ 81,500    $ 13,100
                                                                ========    ========

The deferred current tax asset and non-current deferred tax liability on June 30, 2007 and 2006, respectively, balance sheet consists of the following:

                                                 June 30,          June 30,
                                                   2007              2006
                                                ---------         ---------

       Non-current deferred tax liability       $(223,960)        $(243,618)
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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2007 and 2006


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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2007 and 2006



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

     In 2006, the Company's insurance carrier (Clarendon) sued the Company claiming that they had no obligation to pay the claim of the plaintiffs in Doe II litigation.

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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2007 and 2006



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

(2)      Results of Operations

Six months ended June 30, 2007 as compared to Six months ended June 30, 2006

Bar and restaurant sales increased by approximately $65,000 (or approximately 4.6%) in the six months ended June 30, 2006. Bar and restaurant sales were approximately $1,483,000 for the six months ended June 30, 2007 as compared to approximately $1,418,000 for the six months ended June 30, 2006. The increase over the comparable period from the preceding year continues to be directly attributable to overall fluctuations in visitor traffic to the Dallas-Ft. Worth Metroplex and the effects of shifts in economic and ethnic populations in the immediate geographical area of the Company's location. While the Company's facility holds a valid "sexually oriented business" license issued by the City of Dallas, Texas; the City of Dallas, Texas continues to pursue vigorous enforcement of its Sexually Oriented Business Ordinance. This Ordinance restricts the attire and dancing activities at the Company's Million Dollar Saloon, and other local adult cabarets, which has resulted in unpredictable fluctuations in patron attendance at the Company's facilities.

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

The Company's rental income remained constant at approximately $229,500 for the six months ended June 30, 2007 as compared to approximately $220,400 for the comparable six month period ended June 30, 2006. All of the leases were/are with entities controlled by Duncan Burch, one of the Company's controlling shareholders. The Corporation Lex property was vacant through February 2008 when it was sold for an approximate gain of $25,000 over the carrying value in the accompanying financial statements. The rental real estate owned by Don, Inc. is subject to a lease with a separate entity controlled by Duncan Burch, an officer, director and controlling shareholder of the Company. This lease expired in August 2003 and is being continued on a month-to-month basis at the final contractual rental rate of approximately $8,500 per week.

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

Cost of sales decreased to approximately $652,000 for the six months ended June 30, 2007 as compared to approximately $682,000 for the same period of 2006. Gross profit percentages declined slightly to approximately 61.9% (approximately $1,060,000) for the six months ended June 30, 2007 versus 58.4% (approximately $957,000) for the six months ended June 30, 2006. Fluctuations in the Company's gross profit percentages react to and parallel the key areas of management focus for cost of sales expenditure control - principally personnel staffing levels and food and beverage costs. These areas, specifically cost controls over purchasing, inventory management protocols and labor management, are continuously monitored to maintain the Company's gross profit percentages.

General and administrative expenses were approximately $842,000 for the six months ended June 30, 2007 as compared to approximately $868,000 for the comparable period of 2006. Management is of the opinion that G&A expenses should remain relatively constant, exclusive of inflationary pressures, in future periods and management continues to monitor its expenditure levels to achieve optimum financial results.

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

Net income (loss) before income taxes was approximately $252,000 for the six months ended June 30, 2007 versus approximately $72,000 for the six months ended June 30, 2006. After-tax net income increased by approximately $111,000 from approximately $170,000 for the six months ended June 30, 2007 to approximately $59,000 for the same period ended June 30, 2006. The Company continues to experience economic pressures due to a deteriorating neighborhood around the Million Dollar Saloon and lower convention and visitor traffic in the Dallas/Ft. Worth metropolitan area.

The Company experienced earnings per share of approximately $0.03 and $0.01 for each of the respective six month periods ended June 30, 2007 and 2006, respectively.

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

(3)  Liquidity

As of June 30, 2007, December 31, 2006 and June 30, 2006, the Company has working capital of approximately $75,000, $(355,000) and $(431,000). The major contributor to the Company's working capital deficit is a $1,000,000 payable to related parties related to an Operating Agreement which was triggered with the City of Dallas granting a non-confirming operating permit to the Company through July 31, 2009 and the closing of two competing operations owned and controlled by the Company's controlling shareholders.

The Company achieved positive cash flows from operations of approximately $400,000 and $67,000 for the six months ended June 30, 2007 and 2006, respectively, as compared to $180,000 for the year ended December 31, 2006.

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

The Company, in accordance with an agreement with the City of Dallas, Texas, will cease operating the Million Dollar Saloon at the close of business on July 31, 2009. This event will have a detrimental impact on the Company's liquidity and business operations.

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


Item 3 - Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)   Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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