Form 10QSB
period 2007-09-30
MILLION DOLLAR SALOON INC
filed 2008-10-07
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2007

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

                                      Index

                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1 - Financial Statements                                                3

  Item 2 - Management's Discussion and Analysis or Plan of Operation          17

  Item 3 - Controls and Procedures                                            19

Part II - Other Information

  Item 1 - Legal Proceedings                                                  20

  Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds        21

  Item 3 - Defaults Upon Senior Securities                                    21

  Item 4 - Submission of Matters to a Vote of Security Holders                21

  Item 5 - Other Information                                                  21

  Item 6 - Exhibits                                                           22

Signatures                                                                    22


Part I
Item 1 - Financial Statements

                  Million Dollar Saloon, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           September 30, 2007 and 2006

                                   (Unaudited)

                                                           September 30,  September 30,
                                                               2007           2006
                                                            -----------    -----------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                 $ 1,523,065    $   975,364
   Marketable securities                                         54,910         53,311
   Accounts receivable
     Trade                                                        8,500          8,500
     Federal income taxes receivable                               --           93,683
   Inventory                                                     48,263         30,037
   Prepaid expenses                                               2,689          6,393
                                                            -----------    -----------

     Total current assets                                     1,637,427      1,167,288
                                                            -----------    -----------


Property and Equipment - At Cost
   Buildings and related improvements                         1,526,424      1,526,424
   Furniture and equipment                                      466,071        464,881
                                                            -----------    -----------
                                                              1,992,495      1,991,305
   Less accumulated depreciation                             (1,602,701)    (1,512,309)
                                                            -----------    -----------
                                                                389,794        478,996
   Land                                                         210,000        210,000
                                                            -----------    -----------

     Net property and equipment                                 599,794        688,996
                                                            -----------    -----------


Other Assets
   Land held for future development                           2,661,546      2,661,546
   Property and equipment held for sale                         870,930        870,930
   Operations agreement, net of accumulated amortization
     of approximately $666,590 and $484.730, respectively       333,410        515,270
   Loan costs, net of accumulated amortization
     of approximately $2,515 and $1,829, respectively             7,774          8,460
   Deposits and other                                             1,725          1,725
                                                            -----------    -----------

     Total other assets                                       3,875,385      4,057,931
                                                            -----------    -----------

Total Assets                                                $ 6,112,606    $ 5,914,215
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




                  Million Dollar Saloon, Inc. and Subsidiaries
                     Consolidated Balance Sheets - Continued
                           September 30, 2007 and 2006

                                   (Unaudited)

                                                                   September 30,  September 30,
                                                                       2007            2006
                                                                    ----------     ----------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Current maturities of long-term mortgage note payable           $   96,931      $   92,082
   Current maturities of long-term lawsuit settlement payable          70,550         121,330
   Accounts payable - trade                                            23,440          20,768
   Accrued liabilities                                                 90,990          89,107
   Federal income taxes payable                                        58,662            --
   Contract payable to affiliated entities                          1,000,000       1,000,000
   Accrued interest payable to affiliated entities                    139,835         273,333
                                                                   ----------      ----------

     Total current liabilities                                      1,480,408       1,596,620
                                                                   ----------      ----------


Long-Term Liabilities
   Mortgage note payable - long-term portion                        1,597,154       1,684,986
   Lawsuit settlement payable - long-term portion                      87,270         108,517
   Deferred tax liability                                             223,960         243,618
                                                                   ----------      ----------

     Total liabilities                                              3,388,792       3,633,741
                                                                   ----------      ----------


Commitments and Contingencies


Shareholders' Equity Preferred stock - $0.001 par value.
     5,000,000 shares authorized.
     None issued and outstanding.                                        --              --
   Common stock - $0.001 par value.
     50,000,000 shares authorized.
     5,731,778 shares issued and outstanding.                           5,732           5,732
   Retained earnings                                                2,718,082       2,274,742
                                                                   ----------      ----------

     Total shareholders' equity                                     2,723,814       2,280,474
                                                                   ----------      ----------

Total Liabilities and Shareholders' Equity                         $6,112,606      $5,914,215
                                                                   ==========      ==========




  The consolidated financial information presented herein has been prepared by management without audit by independent certified public accountants.
              The accompanying notes are an integral part of these
                       consolidated financial statements.





                  Million Dollar Saloon, Inc. and Subsidiaries
      Consolidated Statements of Operations and Comprehensive Income (Loss)
             Nine and Three months ended September 30, 2007 and 2006

                                   (Unaudited)

                                          Nine months    Nine months   Three months   Three months
                                             ended          ended          ended          ended
                                         September 30,  September 30,  September 30,  September 30,
                                             2007           2006           2007           2006
                                         -----------    -----------    -----------    -----------
Revenues
   Bar and restaurant sales              $ 2,254,671    $ 2,155,224    $   772,021    $   736,497
   Rental income                             331,500        339,431        102,000        119,000
                                         -----------    -----------    -----------    -----------
     Total revenues                        2,586,171      2,494,655        874,021        855,497
                                         -----------    -----------    -----------    -----------

Cost of Sales - Bar and
   Restaurant Operations                     984,889        983,651        333,038        301,658
                                         -----------    -----------    -----------    -----------

Gross Profit                               1,601,282      1,511,004        540,983        553,839
                                         -----------    -----------    -----------    -----------

Operating Expenses
   General and administrative expenses       921,253      1,021,628        331,554        383,910
   Interest                                  178,835        169,907         60,127         74,545
   Depreciation and amortization             204,589        202,992         70,676         67,666
                                         -----------    -----------    -----------    -----------
     Total operating expenses              1,304,677      1,394,527        462,357        526,121
                                         -----------    -----------    -----------    -----------

Income (Loss) from Operations                296,605        116,477         78,626         27,718

Other Income (Expenses)
   Interest and other miscellaneous           27,492         19,769          9,658          6,186
   Gain on sale of property easement          16,007           --             --             --
   Lawsuit settlement                           --          (30,000)          --             --
                                         -----------    -----------    -----------    -----------

Income (Loss) before Income Taxes            340,104        106,246         88,284         33,904

Income Tax (Expense) Benefit
   Currently payable                        (115,635)       (24,700)       (34,135)       (11,600)
   Deferred                                     --             --             --             --
                                         -----------    -----------    -----------    -----------


Net Income (Loss)                            224,469         81,546         54,149         22,304

Other Comprehensive Income                      --             --             --             --
                                         -----------    -----------    -----------    -----------


Comprehensive Income (Loss)              $   224,469    $    81,546    $    54,149    $    22,304
                                         ===========    ===========    ===========    ===========

Earnings per share of common stock
   outstanding, computed on net income
   - basic and fully diluted             $      0.04    $      0.01    $      0.01    $      0.00
                                         ===========    ===========    ===========    ===========

Weighted-average number
   of shares outstanding                   5,731,778      5,731,778      5,731,778      5,731,778
                                         ===========    ===========    ===========    ===========




  The consolidated financial information presented herein has been prepared by management without audit by independent certified public accountants.
              The accompanying notes are an integral part of these
                       consolidated financial statements.




                  Million Dollar Saloon, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2007 and 2006

                                   (Unaudited)

                                                              Nine months    Nine months
                                                                 ended          ended
                                                             September 30,  September 30,
                                                                 2007           2006
                                                             -----------    -----------
Cash Flows from Operating Activities
   Net income                                                $   224,469    $    81,546
   Adjustments to reconcile net income to
     net cash provided  by operating activities
       Depreciation and amortization                             205,103        203,506
       Unrealized (gain) loss on marketable securities              --              213
       Gain on sale of property easement                         (16,007)          --
       (Increase) decrease in
         Accounts receivable - trade and other                      --             --
         Federal income taxes refundable                         120,423        (85,058)
         Inventory                                               (10,301)        (4,652)
Prepaid expenses                                                  (2,526)        (5,447)
       Increase (decrease) in
         Accounts payable and other liabilities                  (12,000)        19,884
         Lawsuit settlement payable                              (67,500)      (147,500)
         Accrued interest payable to affiliated entities          59,835         60,000
         Federal income taxes payable                             58,662           --
                                                             -----------    -----------
Net cash provided by operating activities                        560,158        122,492
                                                             -----------    -----------

Cash Flows from Investing Activities
   Cash invested in marketable securities                           (781)        (2,130)
   Cash received on sale of property easement                     16,007           --
   Cash paid for property and equipment                           (1,191)       (13,788)
                                                             -----------    -----------
Net cash provided by (used in) investing activities               14,035        (15,918)
                                                             -----------    -----------

Cash Flows from Financing Activities
   Cash paid on long-term mortgage note payable                  (61,871)       (61,387)
                                                             -----------    -----------
Net cash provided by (used in) financing activities              (61,871)       (61,387)
                                                             -----------    -----------

Increase in Cash and Cash Equivalents                            512,322         45,187

Cash at beginning of period                                    1,010,743        930,177
                                                             -----------    -----------

Cash at end of period                                        $ 1,523,065    $   975,364
                                                             ===========    ===========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $   118,486    $   109,393
                                                             ===========    ===========
   Income taxes paid (refunded)                              $   (63,450)   $   109,758
                                                             ===========    ===========

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

                  Million Dollar Saloon, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           September 30, 2007 and 2006


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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2007 and 2006


NOTE B - Preparation of Financial Statements - Continued

These financial statements reflect the books and records of Million Dollar Saloon, Inc., Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for each of the nine month periods ended September 30, 2007 and 2006, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.

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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2007 and 2006

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

     At September 30, 2007 and 2006, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2007 and 2006


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


                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2007 and 2006


NOTE F - Concentrations of Credit Risk

The  Company  maintains  its cash  accounts  in various  financial  institutions
subject  to  insurance   coverage  issued  by  the  Federal  Deposit   Insurance
Corporation  (FDIC).  Under FDIC rules,  the Company  and its  subsidiaries  are entitled to aggregate  coverage of $100,000 per account type per separate  legal entity per financial  institution.  During the years ended December 31, 2006 and
2005 and the period  through  September  30,  2007,  respectively,  the  various operating  companies  maintained  deposits in these financial  institutions with credit risk  exposures in excess of  statutory  FDIC  coverage.  The Company has incurred no losses during 2006 or 2005, and subsequent  thereto,  as a result of any of these unsecured situations.


NOTE G - Marketable Securities

Marketable  securities as of September 30, 2007 and 2006 consist  entirely of an investment in a money market instrument-based mutual funds and are summarized as follows:
                                                  Available      Held to
                                     Trading      for sale       Maturity
                                     -------      --------       --------
September 30, 2007
------------------
   Aggregate fair value              $54,910   $      --     $        --
   Gross unrealized holding gain     $  --     $      --     $        --
   Gross unrealized holding losses   $  --     $      --     $        --
   Amortized cost basis              $54,910   $      --     $        --

September 30, 2006
------------------
   Aggregate fair value              $53,311   $      --     $        --
   Gross unrealized holding gains    $   213   $      --     $        --
   Gross unrealized holding losses   $  --     $      --     $        --
   Amortized cost basis              $53,311   $      --     $        --

The net unrealized holding gains and (losses) on trading securities which have been included in the statement of operations were approximately $-0- and $213 for the each of the respective nine month periods ended September 30, 2007 and 2006.


NOTE H - Property and Equipment

Property and equipment consists of the following at September 30, 2007 and 2006:

                                           September 30,  September 30,
                                               2007           2006       Estimated life
                                           -----------    -----------    --------------
      Buildings and related improvements   $ 1,526,424    $ 1,526,424    55 months - 40 years
      Furniture and equipment                  466,071        464,881    55 months -10 years
                                           -----------    -----------

                                             1,992,495      1,924,449
      Less accumulated depreciation         (1,602,701)    (1,512,309)
                                           -----------    -----------

                                               389,794        478,996
      Land                                     210,000        210,000
                                           -----------    -----------

      Net property and equipment           $   599,794    $   688,996
                                           ===========    ===========

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2007 and 2006


NOTE H - Property and Equipment - Continued

Depreciation expense for the nine months ended September 30, 2007 and 2006 was approximately $68,194 and $66,597, respectively.

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

As of September 30, 2007 and 2006, the Company owes approximately $1,694,085 and $1,777,068 on the long-term mortgage note payable, respectively.

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
                                                                      ==========

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2007 and 2006


NOTE J - Property and Equipment held for Sale

During the 3rd quarter of Calendar 2004, Company management listed the real estate and other significant assets owned by Corporation Lex for sale through a commercial real estate brokerage firm and reclassified the net carrying values at the listing date to "Property and Equipment held for Sale" in the accompanying financial statements.

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all qualifying assets as of the end of each reporting quarter. As of September 30, 2007, management has determined that no impairment of the carrying value of property and equipment held for sale was necessary.

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




                (Remainder of this page left blank intentionally)


                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2007 and 2006


NOTE L - Income Taxes

The components of income tax expense (benefit) for each of the nine month periods ended September 30, 2007 and 2006, respectively, are as follows:

                        Nine months      Nine months
                           ended            ended
                       September 30,    September 30,
                           2007             2006
                         --------         --------
      Federal:
        Current          $115,635         $ 24,700
        Deferred             --               --
                         --------         --------
                          115,635           24,700
                         --------         --------
      State:
        Current              --               --
        Deferred             --               --
                         --------         --------
                             --               --
                         --------         --------

        Total            $115,635         $ 24,700
                         ========         ========

The Company's income tax expense (benefit) for each of the nine month periods ended September 30, 2007 and 2006, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                              Nine months      Nine months
                                                                 ended            ended
                                                             September 30,    September 30,
                                                                 2007             2006
                                                               --------         --------
      Statutory rate applied to earnings before income taxes   $115,635         $ 36,000
      Increase (decrease) in income taxes resulting from:
        State income taxes                                         --               --
        Deferred income taxes                                      --               --
        Effect of incremental tax brackets and the
          application of business tax credits                      --            (11,300)
                                                               --------         --------

      Income tax expense                                       $115,635         $ 24,700
                                                               ========         ========

The deferred current tax asset and non-current deferred tax liability on September 30, 2007 and 2006, respectively, balance sheet consists of the following:
                                           September 30,     September 30,
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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2007 and 2006


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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2007 and 2006


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

(2)  Results of Operations

Nine months ended September 30, 2007 as compared to Nine months ended
---------------------------------------------------------------------
September 30, 2006
------------------

Bar and restaurant sales decreased by approximately $100,000 (or approximately 4.6%) in the nine months ended September 30, 2006. Bar and restaurant sales were approximately $2,255,000 for the nine months ended September 30, 2007 as compared to approximately $2,155,000 for the nine months ended September 30, 2006. The increase is relatively nominal and is directly attributable to overall fluctuations in visitor traffic to the Dallas-Ft. Worth Metroplex and the effects of shifts in economic and ethnic populations in the immediate geographical area of the Company's location. While the Company's facility holds a valid "sexually oriented business" license issued by the City of Dallas, Texas; the City of Dallas, Texas continues to pursue vigorous enforcement of its Sexually Oriented Business Ordinance. This Ordinance restricts the attire and dancing activities at the Company's Million Dollar Saloon, and other local adult cabarets, which has resulted in unpredictable fluctuations in patron attendance at the Company's facilities.

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

The Company's rental income declined nominally $7,000 to approximately $332,000 for the nine months ended September 30, 2007 as compared to approximately $339,000 for the comparable nine month period ended September 30, 2006. All of the leases were/ are with entities controlled by Duncan Burch, one of the Company's controlling shareholders.

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

Cost of sales remained relatively consistent at approximately $985,000 for the nine months ended September 30, 2007 as compared to approximately $984,000 for the same period of 2006. Gross profit percentages rose to approximately 61.92% (approximately $1,601,000) for the nine months ended September 30, 2007 versus 60.57% (approximately $1,511,000) for the nine months ended September 30, 2006. Fluctuations in the Company's gross profit percentages react to and parallel the key areas of management focus for cost of sales expenditure control - principally personnel staffing levels and food and beverage costs. These areas, specifically cost controls over purchasing, inventory management protocols and labor management, are continuously monitored to maintain the Company's gross profit percentages.

General and administrative expenses were approximately $1,305,000 for the nine months ended September 30, 2007 as compared to approximately $1,395,000 for the comparable period of 2006. Management is of the opinion that G&A expenses should remain relatively constant in future periods and management continues to monitor its expenditure levels to achieve optimum financial results.

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

Net income (loss) before income taxes was approximately $340,000 for the nine months ended September 30, 2007 versus approximately $106,000 for the nine months ended September 30, 2006. After-tax net income increased by approximately $142,000 from approximately $82,000 for the nine months ended September 30, 2006 to approximately $224,000 for the same period ended September 30, 2007. While the Company's operations have stabilized and remain fairly consistent, the Company continues to experience economic pressures due to a deteriorating neighborhood around the Million Dollar Saloon and lower convention and visitor traffic in the Dallas/Ft. Worth metropolitan area.

The Company experienced earnings (loss) per share of approximately $0.04 and $0.01 for each of the respective nine month periods ended September 30, 2007 and 2006, respectively.

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

(3)  Liquidity

As of September 30, 2007, December 31, 2006 and September 30, 2006, the Company has working capital of approximately $157,000, $(355,000) and $(110,000). The major contributor to the Company's working capital deficit at December 31, 2006 and September 30, 2006, respectively, is the $1,000,000 payable to related parties related to an Operating Agreement which was triggered with the City of Dallas granting a non-confirming operating permit to the Company through July 31, 2009 and the closing of two competing operations owned and controlled by the Company's controlling shareholders. During 2007, the Company's operations have generated positive cash flows from operations to the extent that the Company has positive working capital, including the $1,000,000 payable to related parties, as of September 30, 2007.

The Company achieved positive cash flows from operations of approximately $560,000 and $122,000 for the nine months ended September 30, 2007 and 2006, respectively, as compared to $180,000 for the year ended December 31, 2006.

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


Item 3 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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