Form 10-K
period 2007-12-31
MILLION DOLLAR SALOON INC
filed 2010-01-20
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K



(Mark one)

[X]  Annual Report Under Section 13 or 15(d) of The  Securities  Exchange Act of
     1934

       For the fiscal year ended December 31, 2007

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


Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
Yes [ ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

       Large accelerated filer  [ ]               Accelerated filer          [ ]

       Non-accelerated filer    [ ]               Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]


The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 25, 2009 was approximately $96,362 based upon 1,606,038 shares held by non-affiliates and a closing market price of $0.06 per share as reported on www.bigcharts.com for January 13, 2010.

As of January 13, 2010, there were 5,731,778 shares of Common Stock issued and outstanding.

                           Million Dollar Saloon, Inc.

                                Index to Contents

                                                                     Page Number
Part I

Item 1     Business                                                            3
Item 1A    Risk Factors                                                        8
Item 2     Properties                                                          8
Item 3     Legal Proceedings                                                   8
Item 4     Submission of Matters to a Vote of Security Holders                10

Part II

Item 5     Market for Registrant's Common Equity,
              Related Stockholder Matters and
              Issuer Purchases of Equity Securities                           10
Item 6     Selected Financial Data                                            11
Item 7     Management's Discussion and Analysis of
              Financial Condition and Results of Operations                   12
Item 7A    Quantitative and Qualitative Disclosures About Market Risk         15
Item 8     Financial Statements and Supplementary Data                       F-1
Item 9     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                          16
Item 9A    Controls and Procedures                                            16

Part III

Item 10    Directors, Executive Officers and Corporate Governance             17
Item 11    Executive Compensation                                             19
Item 12    Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters                                 20
Item 13    Certain Relationships and Related Transactions, and
              Director Independence                                           21
Item 14    Principal Accountant Fees and Services                             22

Part IV

Item 15    Exhibits and Financial Statement Schedules                         22

Signatures                                                                    51

                  Caution Regarding Forward-Looking Information
                  ---------------------------------------------

Certain statements contained in this Form 10-K, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein whether to reflect new information, future results, events, developments or otherwise.

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

In conjunction with an October 2002 Settlement Agreement with the City of Dallas, Texas, the Company's adult entertainment lounge and restaurant, Million Dollar Saloon, operated in its present "non-conforming location" with a mandatory closing date of July 31, 2009.

Business closure

Effective at the close of business on July 31, 2009, the Company ceased all operations of Tempo Tamers, Inc. and the Company's adult entertainment lounge and restaurant, Million Dollar Saloon.

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

   This facility was closed at the close of business on July 31, 2009.

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

Employees

As of May 29, 2009, the Company had approximately 19 full-time employees, of which 10 were in management positions, including corporate and administrative operations and 9 were engaged in food and beverage service, including bartenders and waitresses. The Company also employed 28 part-time employees who were engaged in food and beverage service and 14 part-time employees who were engaged in club operations. Contract entertainers numbered approximately 94 working on both full and part time schedules, as individually determined by the contractor. None of the Company's employees are represented by a union and the Company considers its employee relations to be good.

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

Commercial Real Estate

The Company owns a total of three (3) properties in the Dallas-Fort Worth Metroplex. One facility is Company operated, the Million Dollar Saloon, located in Dallas, Texas. The second property is owned by Don, Inc. and is located in Fort Worth, Texas. This property is leased to an entity controlled by Duncan Burch, an officer and director of the Company, for the operation of an adult cabaret. The third property consists of 6.6 acres of undeveloped real estate located in Dallas, Texas. The Company has not determined the best and ultimate use of this undeveloped property.

The Company-operated Million Dollar Saloon is located in North Dallas and consists of a 9,750 square foot building located on an approximate 25,500 square foot tract of land fronting a major traffic artery.

Management believes that all of its properties are adequately covered by insurance.

Risk Factors

Not required for a Smaller Reporting Company.

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

The following is a summary of the terms, conditions and operating parameters of the referenced properties:

                                                           Location/Address
                                                           ----------------

                                                        3601 State Highway 157
                                                           Ft. Worth, Texas
                                                           ----------------

   Owner                                                       Don, Inc.
   Square footage
     Building                                                    4,850
     Real estate tract                                          60,398
   Mortgages                                                     None
   Lease expiration                                         Month-to-month
   Scheduled rentals                                        $8,500 per week
   Effective annual rental per square foot
     (Total lease term)                                         $91.13
Gross book basis  (including  land)                            $160,447
Net   book basis (including land)                               $43,235
Federal income tax basis (excluding land)                       $16,724
Depreciation method and life                                 ACRS-15 years

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

     In 2006, the Company's insurance carrier (Clarendon) sued the Company claiming that they had no obligation to pay the claim of the plaintiffs in the "John Doe II" litigation.

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

6) Furrh Inc. v. Charlene McCartney et al., Cause #06-01564 in the 193rd District Court for Dallas County, Texas.

     This was a claim by Furrh Inc. against its landlord for offices and parking for contracting to sell the leasehold without allowing Furrh Inc. the opportunity to exercise its right of first refusal under the party's lease. Counterclaims were filed. The case was settled and dismissed with Furrh Inc. allowing the sale with concessions to allow use of the offices and parking to continue as long as the adjacent property owned by Furrh Inc can be operated as a SOB by the Lessee.

7) Texas Alcoholic Beverage Commission v. Tempo Tamers Beverage Company Inc.

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


                                     PART II

Item 5 - Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Transfer Agent

Our independent stock transfer agent is Securities Transfer Corporation. Their address is 2591 Dallas Parkway, Suite 102, Frisco, TX 75034. Their phone number is (469) 633-0101 and their fax number is (469) 633-0088.

Market for Trading

As of May 29, 2009, the Company had approximately 800 holders of record, exclusive of shares held in "street name", of its Common Stock and had 5,731,778 issued and outstanding shares of Common Stock.

The Company's Common Stock has been quoted on The OTC Bulletin Board under symbol "MLDS" since January 29, 1996. The following table sets forth the quarterly average high and low closing bid prices per share for the Common
Stock:

                                                    High             Low
Fiscal year ending December 31, 2006
   Quarter ended March 31, 2006                    $0.20           $0.15
   Quarter ended June 30, 2006                      0.30            0.16
   Quarter ended September 30, 2006                 0.20            0.15
   Quarter ended December 31, 2006                  0.25            0.15

Fiscal year ended December 31, 2007
   Quarter ended March 31, 2007                    $0.23           $0.19
   Quarter ended June 30, 2007                      0.25            0.19
   Quarter ended September 30, 2007                 0.25            0.19
   Quarter ended December 31, 2007                  0.25            0.19

Fiscal year ended December 31, 2008
   Quarter ended March 31, 2008                    $0.28           $0.19
Quarter ended June 30, 2008                         0.25            0.20
   Quarter ended September 30, 2008                 0.20            0.09
   Quarter ended December 31, 2008                  0.14            0.09

The source for the high and low closing bids quotations is the National Quotation Bureau, Inc. and does not reflect inter-dealer prices, such quotations are without retail mark-ups, mark-downs or commissions, and may not represent actual transactions and have not been adjusted for stock dividends or splits. The reported closing price of the Company's common stock, based on the last reported trade of approximately 15,000 shares on May 29, 2009 was $0.14 per share.

Common Stock

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

Item 6 - Selected Financial Data

Not applicable


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled "Risk Factors" and "Caution Regarding Forward-Looking Information" appearing elsewhere in this annual report on Form 10-K.

(1)  Critical Accounting Policies and Estimates

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

(2)  Results of Operations

Year ended December 31, 2007 as compared to Year ended December 31, 2006
------------------------------------------------------------------------

Bar and restaurant sales increased by approximately $167,000 (or +6.6%) in the year ended December 31, 2007. Bar and restaurant sales were approximately
$2,705,000 for the year ended December 31, 2007 as compared to approximately $2,538,000 for 2006.

Management is of the opinion that the overall fluctuations in visitor traffic to the Dallas-Ft. Worth Metroplex and the effects of changes in the economic and ethnic populations in the immediate geographic area of the Company's physical location has stabilized. The Company experienced deteriorating revenues during the fiscal years ended December 31, 2006 and 2005. Given the demographics, mobility and economic conditions of the City of Dallas and the specific location of the Million Dollar Saloon, management is unable to predict any future trend with any degree of certainty.

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

The Company's operating location, when originally built, was in one of the most dynamic retail and entertainment corridors within the City of Dallas, Texas. At the current time, the expansion of the City into other geographic areas has contributed to a diversification of retail and entertainment districts within the City. These newer areas have received better reception from the patronage traffic than the Company's current location which has suffered from City neglect in infrastructure maintenance, the introduction of economically depressed foot traffic as a result of available mass transit facilities and a shift in economic and ethnic population in the immediate vicinity of the Company's club.

While the City of Dallas' efforts against the Company's principal business activity, the lack of efforts by the City of Dallas to maintain a degree of economic and ethnic diversity and prosperity in the vicinity of the Company's facility may contribute to further revenue deterioration in future periods. Further, due to the Company's agreement with the City of Dallas, Texas, all operations in the current format at the Million Dollar Saloon will cease on July 31, 2009.

Management's continues to direct it's efforts towards customer service and increasing sales through effective marketing and advertising methods to maintain and increase its bar and restaurant patronage and comply with current regulatory conditions and environment.

The Company's rental income declined nominally to approximately $442,000 for the year ended December 31, 2007 as compared to approximately $441,000 for Calendar 2006. All of the leases were/are with entities controlled by Duncan Burch, one of the Company's controlling shareholders.

During Calendar 2004, Management reclassified the net carrying value, approximately $871,000, to "Property and equipment held for sale" in the Company's financial statements on the date of listing for sale. This property was sold on February 5, 2008 for net proceeds of approximately $896,000, resulting in a net gain at the time of sale of approximately $61,000. Accordingly, management did not and has not provided a loss or impairment of the recorded carrying value as of the date of the accompanying financial statements.

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

Cost of sales increased slightly by approximately $37,000 from approximately $1,034,000 for the year ended December 31, 2006 to approximately $1,061,000 for the year ended December 31, 2007. Gross profit percentages improved to approximately 66.3% (approximately $2,086,000) for the year ended December 31, 2007 versus 65.3% (approximately $1,946,000) for the year ended December 31, 2006. Fluctuations in the Company's gross profit percentages react to and parallel the key areas of management focus for cost of sales expenditure control
- principally personnel staffing levels and food and beverage costs. These areas, specifically cost controls over purchasing, inventory management protocols and labor management, are continuously monitored to maintain the Company's gross profit percentages.

General and administrative expenses were approximately $1,853,000 for the year ended December 31, 2007 as compared to approximately $1,876,000 for 2006. Management attention to expenditures of all types caused the Company to experience a relatively flat expenditure level for overhead expenses. Management; however, is continually aware of inflationary pressures in the economy, fluctuating legal expenses as a result of ongoing litigation and the general nature of a litigious society and issues related to the City of Dallas Sexually Oriented Business Ordinance. Further, the Company's executive compensation remains relatively stable and is anticipated to remain stable into the foreseeable future. The Company anticipates relatively constant expenditure levels for general operating expenses in future periods and management continues to monitor its expenditure levels to achieve optimum financial results.

The Company experienced net income before income taxes was approximately $192,000 for the year ended December 31, 2007 versus approximately $65,000 for Calendar 2006. The increase in income before income taxes is directly attributable to our increase in gross profit in operating the Million Dollar Saloon. After-tax net income increased by approximately $19,000 from approximately $106,000 for the year ended December 31, 2007 as compared to approximately $87,000 for Calendar 2006. The Company experienced earnings per share of approximately $0.02 and $0.02 per share for each of the years ended December 31, 2007 and 2006, respectively.

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

(3)  Liquidity

As of December 31, 2007 and 2006, the Company has working capital of approximately $(160,,000) and $(355,000). The Company achieved positive cash flows from operations of approximately $231,000 for Calendar 2007 as compared to approximately$180,000 for 2006.

The Company's working capital is directly related to the cash expended and future debt service requirements to acquire land for future development. Additionally, the Company incurred a liability of approximately $1,000,000 ($500,000 each) to two entities controlled by the Company's controlling shareholders, Nick Mehmeti and Duncan Burch related to the securing of an operating license for the Company's Million Dollar Saloon operation in a "non-conforming location" through July 31, 2009. This debt was retired from the proceeds of the sale of land in Calendar 2008.

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

(5)  Accounting Pronouncements

The Company knows of no new accounting releases or pronouncements that will have any impact upon the Company's financial condition or position upon adoption.


Item 7 - Index to Financial Statements

The required financial statements begin on page F-1 of this document.


Item 7A - Quantitative and Qualitative Disclosures about Market Risk

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


Item 8 - Financial Statements and Supplementary Data

The required financial statements begin on page F-1 of this document.


Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A - Controls and Procedures

Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this evaluation and those criteria, our management, with the participation of our CEO and CFO, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 10 - Directors, Executive Officers and Corporate Governance

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

      Name                Age                          Position
  ------------          -------               --------------------------

  Nick Mehmeti            53                  President, Chief Executive
                                               Officer, Chief Financial
                                                 Officer and Director
  Duncan Burch            53                   Executive Vice President
                                                     and Director
  Dewanna Ross            55                      Secretary/Treasurer


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

Board of Directors and Committees

We are managed under the direction of our board of directors. The size of our board of directors is set at three members, and we currently have three directors, all of whom are employees of the Company. During the fiscal year ended December 31, 2007, the Board held only one meeting - its annual meeting. The Company does not have a standing audit committee, compensation committee or nominating committee or any other committee. The Company does not have an independent audit committee financial expert, as defined in Item 407(d)(5). The Company currently does not pay a director fee for attending scheduled and special meetings of the Board of Directors. The Company pays expenses of all of its directors in attending meetings.

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

Code of Ethics

The Company's Board of Directors have adopted a Code of Ethics which applies to its Chief Executive Officer and Chief Financial Officer has filed as an exhibit to our Form 10-K in a prior period. A copy of the code of ethics is available in print without charge to any person who sends a request to the office of the Secretary of the Company at 6848 Greenville Avenue, Dallas, Texas 75231.

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

Based solely on a review of reports furnished to the Company during the fiscal year ended December 31, 2007 or written representations from the Company's directors and executive officers, Mr. Mehmeti, Mr. Burch and Ms. Ross failed to comply with the Section 16(a) filing requirements applicable to its directors, officers and 10% holders for either year were complied with.

Involvement on Certain Material Legal Proceedings During the Past Five (5) Years

   (1) No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations or is subject to any pending criminal proceeding.

   (2) No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

   (3) No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

   (4) No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Item 11 - Executive Compensation

The following summary compensation table sets forth the compensation paid or accrued by the Company to each of the Company's executive officers for services rendered to the Company during the Company's fiscal years ended December 31, 2007, 2006 and 2005.

                                                                    Long-Term
                                                                   Compensation

                                         Annual Compensation             Awards              Payouts
                                         -------------------             ------              -------

                                                      Other      Restricted   Securities                   All
                                        Salary/       Annual       Stock      Underlying      LTIP        Other
                               Year      Bonus     Compensation    Awards    Options/SARs   Payouts   Compensation
                               ----     -------    ------------    ------    ------------   -------   ------------
Name/Title
----------

Nick Mehmeti                   2007    $101,550        $-0-         $-0-         $-0-         $-0-              $-0-
Chief Executive Officer and    2006     $78,000        $-0-         $-0-         $-0-         $-0-              $-0-
Chief Financial Officer        2005     $78,000        $-0-         $-0-         $-0-         $-0-              $-0-


Duncan Burch                   2007    $101,550        $-0-         $-0-         $-0-         $-0-              $-0-
Executive Vice President       2006     $78,000        $-0-         $-0-         $-0-         $-0-              $-0-
                               2005     $78,000        $-0-         $-0-         $-0-         $-0-              $-0-

Dewanna Ross                   2007     $80,675        $-0-         $-0-         $-0-         $-0-              $-0-
Secretary/Treasurer            2006     $80,000        $-0-         $-0-         $-0-         $-0-              $-0-
                               2005     $80,000        $-0-         $-0-         $-0-         $-0-              $-0-


Option Grants In Last Fiscal Year

There were no grants of stock options to any officer or director of the Company during the fiscal year ended December 31, 2007, 2006 and 2005, respectively.

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


Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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


                                                             % of Class
 Name and address                     Number of Shares    Beneficially Owned (1)
 ----------------                     ----------------    ------------------

 Nick Mehmeti (2)                       1,675,787 (3)           29.24%
 Duncan Burch (2)                       1,675,787 (3)           29.24%
 The Irrevocable Equity Trust No. 1
     J. M. Tibbals, Trustee (4)           451,558                7.88%
 Ronald A. Zlatniski (5)                  322,610                5.63%
 Dewanna Ross (2)                           4,000                0.70%

 All Officers and Directors
     as a Group                         3,355,574               58.54%


(1) Beneficial ownership is determined in accordance with the SEC's rules. In determining the percent of Common Stock owned by a person (a) the numerator is the number of shares of Common Stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (I) the 5,731,778 shares in the aggregate of Common Stock on the filing date of this Annual Report and (ii) any shares of Common Stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any options or warrants or the conversion of any other convertible securities held by any other person.

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

(4) The mailing address for The Irrevocable Equity Trust No. 1 is c/o J.M. Tibbals, Arter & Hadden, 1717 Main Street, Suite 4100, Dallas, Texas 75201.

(5) The mailing address for Mr. Zlatniski is 1450 Raleigh Road, Suite 300, Chapel Hill, NC 27517.

Changes in Control

There are currently no arrangements which may result in a change in control of the Company.

Item  13  -  Certain  Relationships  and  Related  Transactions,   and  Director
             Independence

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

In October, 2002, entities controlled by Mr. Burch entered into a settlement agreement with the City of Dallas which provides for the closure of the sexually oriented business known as Chicas Locas, which is operated by an affiliate of Mr. Burch, and Baby Dolls Saloon which is also operated by an affiliate of Mr. Burch. Chicas Locas was the tenant of the Company's property located at 3021 W. Northwest Highway in Dallas, Texas. Nick Mehmeti, the Company and its subsidiary, Corporation Lex, the record owner of the 3021 W. Northwest Highway, signed the settlement agreement for limited purposes. In accordance with the settlement agreement and an agreement reached between Corporation Lex and Chicas Locas, Chicas Locas agreed to terminate the lease and the Company agreed not to allow the operation of an adult cabaret business at its 3021 W. Northwest Highway property after July 31, 2003. Chicas Locas ended its month-to-month lease arrangements with the Company regarding the 3021 W. Northwest Highway property and vacated the premises effective July 31, 2003. During 2002, the Company received $52,000 in lease payments for this property from Chicas Locas. Chicas Locas owed approximately $69,000 at December 31, 2002 and $137,000 at July 31, 2003 on the lease for accrued, unpaid rent for this property. Pursuant to their agreement, Corporation Lex agreed to forego the accrued, unpaid rent from the 3021 W. Northwest Highway property. The Company sold this property in February 2008.

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

Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, Blanchfield, Kober & Company, PC of Hauppauge, NY:

                          Year ended            Year ended
                         December 31,          December 31,
                             2007                  2006
                           -------               -------
Audit fees                 $34,618               $ 9,112
Audit-related fees            --                    --
Tax fees                      --                    --
All other fees                --                    --
                           -------               -------

   Totals                  $34,618               $ 9,112
                           =======               =======

The Company has no formal audit committee. However, the entire Board of Directors (Board) is the Company's defacto audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by the appropriate Professional Standards issued by the Public Company Accounting Oversight Board, the U. S. Securities and Exchange Commission and/or the American Institute of Certified Public Accountants. The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company's internal controls.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America.

The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2007 and 2006, with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2007, for filing with the Securities and Exchange Commission.

The Company's principal accountant, Blanchfield, Kober & Company, P. C., did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

Item 15 - Exhibits, Financial Statement Schedules

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

--------------
*    Incorporated  by reference to the Company's  Form 10-SB filed  December 26,
     1995.
** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.
*** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
+ Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
o Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
z Incorporated by reference to the Company's Annual report on Form 10-KSB for the fiscal year ended December 31, 2004.







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

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----

Report of Registered Independent Public Accounting Firm                      F-2

Consolidated Financial Statements

   Consolidated Balance Sheets
      as of December 31, 2007 and 2006                                       F-3

   Consolidated Statements of Operations and Comprehensive Income (Loss)
      for the years ended December 31, 2007 and 2006                         F-5

   Consolidated Statements of Changes in Shareholders' Equity
      for the years ended December 31, 2007 and 2006                         F-7

   Consolidated Statements of Cash Flows
      for the years ended December 31, 2007 and 2006                         F-8

   Notes to Consolidated Financial Statements                               F-10

              Letterhead of Blanchfield, Meyer, Kober & Rizzo, LLP

        REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
Million Dollar Saloon, Inc.

We have audited the consolidated balance sheets of Million Dollar Saloon, Inc. and Subsidiaries (a Nevada corporation and Texas corporations, respectively) as of December 31, 2007 and 2006 and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the years ended December 31, 2007 and 2006, respectively. These consolidated financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Million Dollar Saloon, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the years ended December 31, 2007 and 2006, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.



                                           /s/ Blanchfield, Kober & Company, LLP
                                           -------------------------------------
                                               BLANCHFIELD, KOBER & COMPANY, LLP

Hauppauge, New York
December 28, 2008 (except for Note Q
   as to which the date is January 10, 2010)


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2007 and 2006


                                                                December 31,          December 31,
                                                                   2007                  2006
                                                                -----------           -----------
                                     ASSETS
Current Assets
   Cash on hand and in bank                                     $ 1,211,293           $ 1,010,743
   Marketable securities                                               --                  54,129
   Accounts receivable - trade and other                               --                   8,500
   Prepaid Federal income taxes receivable                             --                 120,423
   Inventory                                                         62,840                37,962
   Prepaid expenses                                                  10,040                   163
                                                                -----------           -----------
     Total current assets                                         1,284,173             1,231,920
                                                                -----------           -----------

Property and Equipment - At Cost
   Buildings and related improvements                             1,526,424             1,526,424
   Furniture and equipment                                          466,070               464,880
                                                                -----------           -----------
                                                                  1,992,494             1,991,304
   Less accumulated depreciation                                 (1,625,313)           (1,534,507)
                                                                -----------           -----------
                                                                    367,181               456,797
   Land                                                             210,000               210,000
                                                                -----------           -----------

     Net property and equipment                                     577,181               666,797
                                                                -----------           -----------

Other Assets
   Land held for future development                               2,661,546             2,661,546
   Property and equipment held for sale                             870,930               870,930
   Operations agreement, net of accumulated
     amortization of approximately $712,055
     and $530,195, respectively                                     287,945               469,805
   Loan costs, net of accumulated amortization
     of approximately $2,687 and $2,001, respectively                 7,602                 8,288
   Security deposits and other                                        1,725                 1,725
                                                                -----------           -----------

     Total other assets                                           3,829,748             4,012,294
                                                                -----------           -----------

Total Assets                                                    $ 5,691,102           $ 5,911,011
                                                                ===========           ===========


                                  - Continued -

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                           December 31, 2007 and 2006






                                                                December 31,          December 31,
                                                                   2007                  2006
                                                                ----------            ----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Current maturities of long-term mortgage note payable        $  103,203            $   96,931
   Current maturities of long-term lawsuit settlement payable      152,037                70,550
   Accounts payable - trade                                         43,095                48,778
   Accrued liabilities                                              90,475                77,653
   Federal income taxes payable                                     55,000                  --
   Contract payable to affiliated entities                       1,000,000             1,000 000
   Accrued interest payable to affiliated entities                    --                 293,333
                                                                ----------            ----------

     Total current liabilities                                   1,443,810             1,587,245
                                                                ----------            ----------
Long-Term Liabilities
   Long-term mortgage note payable, net of current maturities    1,569,327             1,659,025
   Long-term lawsuit settlement payable                             87,734               154,770
   Deferred tax liability                                          198,173               223,959
                                                                ----------            ----------

     Total liabilities                                           3,299,044             3,624,999
                                                                ----------            ----------
Commitments and Contingencies

Shareholders' Equity
   Preferred stock - $0.001 par value.
     5,000,000 shares authorized.
     None issued and outstanding                                      --                    --
   Common stock - $0.001 par value.
     50,000,000 shares authorized.
     5,731,778 shares issued and outstanding, respectively.          5,732                 5,732
   Retained earnings                                             2,386,326             2,280,280
                                                                ----------            ----------

     Total shareholders' equity                                  2,392,058             2,286,012
                                                                ----------            ----------

Total Liabilities and Shareholders' Equity                      $5,691,102            $5,911,011
                                                                ==========            ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.





                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     Years ended December 31, 2007 and 2006


                                                    Year ended                Year ended
                                                   December 31,              December 31,
                                                       2007                      2006
                                                   -----------               -----------
Revenues
   Bar and restaurant sales                        $ 2,705,283               $ 2,538,469
   Rental income from related parties                  442,000                   441,431
                                                   -----------               -----------
     Total revenues                                  3,147,283                 2,979,900
                                                   -----------               -----------

Cost of Sales - Bar and Restaurant Operations
   Direct labor                                        549,257                   530,545
   Purchases                                           511,565                   503,582
                                                   -----------               -----------
     Total cost of sales                             1,060,822                 1,024,127
                                                   -----------               -----------

Gross Profit                                         2,086,461                 1,945,773
                                                   -----------               -----------
Operating Expenses
   Salaries, wages and related expenses                507,446                   457,496
   Consulting, legal and other professional fees       153,765                   260,620
   Rental expenses, principally taxes                   70,484                   113,610
   Interest expense                                    257,511                   244,452
   Other operating expenses                            591,197                   529,181
   Depreciation and amortization                       272,666                   270,656
                                                   -----------               -----------
       Total operating expenses                      1,853,069                 1,876,015
                                                   -----------               -----------
Income (Loss) from Operations                          233,392                    69,758

Other Income (Expenses)
   Interest income and other                            42,832                    25,734
   Lawsuit settlement                                 (100,000)                  (30,000)
   Gain on sale of land easement                        16,007                      --
   Unrealized loss on marketable securities               --                        (106)
                                                   -----------               -----------

Income before Income Taxes                             192,231                    65,386

Provision for Income Taxes
   Currently (payable) refundable                     (111,973)                    2,040
   Deferred (expense) benefit                              788                    19,658
                                                   -----------               -----------

Net Income                                             106,046                    87,084

              The accompanying notes are an integral part of these
                       consolidated financial statements.




Other Comprehensive Income                                --                        --
                                                   -----------               -----------

Comprehensive Income                               $   106,046               $    87,084
                                                   ===========               ===========
Earnings per share of common stock
   outstanding, computed on net income
   basic and fully diluted                         $      0.02               $      0.02
                                                   ===========               ===========

Weighted-average number of shares outstanding        5,731,778                 5,731,778
                                                   ===========               ===========













              The accompanying notes are an integral part of these
                       consolidated financial statements.















                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 2007 and 2006



                                             Common Stock                 Retained
                                             ------------               shareholders'         Total
                                      # shares           Amount            equity           earnings
                                     ----------        ----------        ----------        ----------

Balances at January 1, 2006           5,731,778        $    5,732        $2,193,196        $2,198,928

Net loss for the year                      --                --              87,084            87,084
                                     ----------        ----------        ----------        ----------
Balances at December 31, 2006         5,731,778             5,732         2,280,280         2,286,012

Net loss for the year                      --                --             106,046           106,046
                                     ----------        ----------        ----------        ----------
Balances at December 31, 2007         5,731,778        $    5,732        $2,386,326        $2,392,058
                                     ==========        ==========        ==========        ==========
























              The accompanying notes are an integral part of these
                       consolidated financial statements.





                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2007 and 2006


                                                                  Year ended           ear ended
                                                                 December 31,         December 31,
                                                                    2007                 2006
                                                                 -----------          -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                             $   106,046          $    87,084
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                                 273,354              271,342
       Unrealized loss on marketable securities                         --                    106
       Deferred income taxes                                         (25,788)             (19,658)
       (Increase) decrease in
         Accounts receivable - trade                                   8,500                 --
         Federal income taxes receivable                             120,423             (111,798)
         Inventory                                                   (24,878)             (12,577)
Prepaid expenses and other                                            (9,877)                 783
       Increase (decrease) in
         Accounts payable and other accrued liabilities                7,139                6,438
         Lawsuit settlement payable                                   14,451             (122,027)
         Income taxes payable                                         55,000                 --
         Accrued interest payable to affiliated entities            (293,333)              80,000
                                                                 -----------          -----------

     Net cash provided by operating activities                       231,037              179,693
                                                                 -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash received from sale of marketable securities                   54,129               (2,841)
   Purchases of property and equipment                                (1,190)             (13,787)
                                                                 -----------          -----------

     Net cash provided by (used in) investing activities              52,939              (16,628)
                                                                 -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal paid on long-term mortgage note payable                 (83,426)             (82,499)
                                                                 -----------          -----------

     Net cash used in financing activities                           (83,426)             (82,499)
                                                                 -----------          -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     200,550               80,566

Cash and cash equivalents at beginning of year                     1,010,743              930,177
                                                                 -----------          -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                         $ 1,211,293          $ 1,010,743
                                                                 ===========          ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.




SUPPLEMENTAL DISCLOSURES OF

   INTEREST AND INCOME TAXES PAID
     Interest paid                                               $   550,158          $   163,766
                                                                 ===========          ===========
     Income taxes paid (refunded)                                $   (63,450)         $   109,758
                                                                 ===========          ===========

SUPPLEMENTAL DISCLOSURES OF
   NON-CASH INVESTING AND FINANCING ACTIVITIES                          None                 None











              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006


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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

These financial statements reflect the books and records of Million Dollar Saloon, Inc., Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for the years ended December 31, 2007 and 2006, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.

                (Remainder of this page left blank intentionally)

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2007 and 2006

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

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2007 and 2006

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

     At December 31, 2007 and 2006, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

8.   Pending and/or New Accounting Pronouncements
     --------------------------------------------

     The Company is of the opinion that any pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2007 and 2006

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

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2007 and 2006

NOTE D - Related Party Transactions - Continued

In May 2003, the City of Dallas agreed to allow Tempo Tamers to continue to operate The Million Dollar Saloon at its current location through the last day of July 2009. Mainstage and Allen Burch then agreed with the City of Dallas, Texas to discontinue the respective operations of Mainstage and The Fare, respectively, as sexually oriented business in January and March, 2004, respectively.

The cessation of operations by Mainstage and Allen Burch triggered the $500,000 payment clause to each entity as set forth in the May 2003 Settlement Agreement. The aggregate $1,000,000 payment has been accrued in the accompanying financial statements, bears interest at 8.0% per annum and is being amortized to operations over the 67 month term from the triggering event date(s) through the mandatory closing date of The Million Dollar Saloon in it's present "non-conforming location" on July 31, 2009. As of December 31, 2007, the $1,000,000 aggregate payable has been accrued in the accompanying financial statements and all accrued interest payable was paid in full on December 31, 2007.

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

NOTE F - Concentrations of Credit Risk

The  Company  maintains  its cash  accounts  in various  financial  institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $250,000 per account type per separate legal entity per financial institution. During the years ended December 31, 2007 and 2006, respectively, the various operating companies maintained deposits in these financial institutions with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses during 2007 and 2006, and subsequent thereto, as a result of any of these unsecured situations.


NOTE G - Marketable Securities

Marketable securities as of December 31, 2007 and 2006 consist entirely of an investment in a money market instrument-based mutual funds and are summarized as follows:

                                                     Available        Held to
                                        Trading      for sale        Maturity
                                        -------      --------        --------
December 31, 2007
-----------------
   Aggregate fair value                  $     -       $     -      $     -
   Gross unrealized holding gain         $     -       $     -      $     -
   Gross unrealized holding losses       $     -       $     -      $     -
   Amortized cost basis                  $     -       $     -      $     -

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2007 and 2006





NOTE G - Marketable Securities - Continued


                                                     Available        Held to
                                        Trading      for sale         Maturity
                                        -------      --------         --------
December 31, 2006
-----------------

   Aggregate fair value                  $51,394       $     -       $     -
   Gross unrealized holding gains        $   151       $     -       $     -
   Gross unrealized holding losses       $     -       $     -       $     -
   Amortized cost basis                  $51,243       $     -       $     -


The net unrealized holding gains or (losses) on trading securities which have been included in the statement of operations were approximately $-0- and $(106) for the each of the respective years ended December 31, 2007 and 2006, respectively.

NOTE H - Property and Equipment

Property and equipment consists of the following at December 31, 2007 and 2006:


                                     December 31,   December 31,
                                        2007           2006       Estimated life
                                     -----------    -----------   --------------
Buildings and related improvements   $ 1,526,424    $ 1,526,424    15-40 years
Furniture and equipment                  466,070        464,880     5-10 years
                                     -----------    -----------
                                        1992,494      1,991,304
Less accumulated depreciation         (1,625,313)    (1,534,507)
                                     -----------    -----------
                                         367,181        456,797
Land                                     210,000        210,000
                                     -----------    -----------

Net property and equipment           $   577,181    $   666,797
                                     ===========    ===========

Depreciation expense for the years ended December 31, 2007 and 2006 was approximately $90,806 and $88,796, respectively.

NOTE I - Land Held for Future Development
           Long-term Mortgage Note Payable

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

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2007 and 2006


NOTE I - Land Held for Future Development - Continued
           Long-term Mortgage Note Payable

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

As of December 31, 2007 and 2006, respectively, the Company owed approximately $1,672,530 and $1,755,956 on the long-term mortgage note payable.

Future maturities of the long-term mortgage note payable are as follows:

                                          Year ending            Principal
                                          December 31              due
                                          -----------          -----------

                                             2008              $  103,203
                                             2009                 111,918
                                             2010                 119,212
                                             2011                 126,227
                                           2012-2016              773,083
                                           2017-2019              438,887
                                                               ----------
                                             Total             $1,672,530
                                                               ==========

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

This property was sold on February 5, 2008 for net proceeds of approximately $896,000, resulting in a recognized gain at the date of sale of approximately $61,000.

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2007 and 2006

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

During each of the years ended December 31, 2007 and 2006, the Company paid approximately $293,000 and $-0- in accrued interest payable on this Agreement.


NOTE L - Income Taxes


The components of income tax expense (benefit) for the years ended December 31, 2007 and 2006, respectively, are as follows:


                          Year ended        Year ended
                         December 31,      December 31,
                            2007              2006
                         ---------          ---------
      Federal:
        Current          $ 111,973          $  (2,040)
        Deferred           (25,788)           (19,658)
                         ---------          ---------
                            86,185            (21,698)
                         ---------          ---------
      State:
        Current               --                 --
        Deferred              --                 --
                         ---------          ---------
                              --                 --
                         ---------          ---------

        Total            $  86,185          $ (21,698)
                         =========          =========

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2007 and 2006

NOTE L - Income Taxes - Continued

The Company's income tax expense (benefit) for the years ended December 31, 2006 and 2005, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                        Year ended   Year ended
                                                       December 31, December 31,
                                                           2007        2006
                                                         --------    --------

Statutory rate applied to earnings before income taxes   $ 65,400    $ 22,200
  Increase (decrease) in income taxes resulting from:
    State income taxes                                       --          --
    Deferred income taxes                                 (25,788)    (19,658)
    Effect of incremental tax brackets and the
      application of business tax credits                  46,573     (24,240)
                                                         --------    --------

  Income tax expense                                     $ 86,185    $(21,698)
                                                         ========    ========




The deferred current tax asset and non-current deferred tax liability on December 31, 2007 and 2006, respectively, balance sheet consists of the following:

                                                        Year ended   Year ended
                                                       December 31, December 31,
                                                           2007        2006
                                                         --------    --------

         Non-current deferred tax liability             $(198,173)  $(154,770)
                                                        =========   =========

The non-current deferred tax liability results from the usage of statutory accelerated tax depreciation and amortization methods.

NOTE M - Commitments

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

NOTE N - Litigation

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

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2007 and 2006

NOTE N - Litigation - Continued


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

     In 2006, the Company's insurance carrier (Clarendon) sued the Company claiming that they had no obligation to pay the claim of the plaintiffs in the "John Doe II" litigation.

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

                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2007 and 2006

NOTE N - Litigation - Continued


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

NOTE O - Segment Information

The Company operates with a centralized management structure and has two identifiable operating segments: an adult entertainment lounge and restaurant located in Dallas, Texas and commercial rental real estate located in Dallas and Tarrant Counties, Texas. All revenues are generated operations in these geographic areas. As of December 31, 2007 and 2006, respectively, all rental revenues are derived from entities controlled by Duncan Burch, an officer, director and controlling shareholder. Approximately 14.0% and 14.8% of total revenues for 2007 and 2006, respectively, were derived from these related parties.


                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2007 and 2006

NOTE O - Segment Information - Continued

A summary of the Company's operating segments is as follows:


                                             Restaurant          Rental            General and
                                              facility         real estate       administrative         Total
                                              --------         -----------       --------------         -----
Year ended December 31, 2007
----------------------------
   Revenue from external customers        $ 2,705,283         $      --           $      --           $ 2,705,283
   Revenue from related parties                  --               442,000                --               442,000
   Revenue (expenses) from/to
     intercompany sources                        --                  --                  --                  --
   Interest income                              6,277              35,699                 856              42,832
   Interest expense                            19,450                --               238,061             257,511
   Depreciation and amortization               86,463               4,343             181,860             272,666
   Income tax expense (benefit)                49,800             180,300            (143,915)             86,185
   Segment assets                             310,926           2,340,677           3,039,499           5,691,102
   Fixed asset expenditures                     1,190                --                  --                 1,190


Year ended December 31, 2006
----------------------------
   Revenue from external customers        $ 2,538,469         $      --           $      --           $ 2,538,469
   Revenue from related parties                  --               441,431                --               441,431
   Revenue (expenses) from/to
     intercompany sources                     (65,000)           (145,000)            210,000                --
   Interest income                               --                15,061              10,673              25,734
   Interest expense                            17,974                --               226,478             244,452
   Depreciation and amortization              265,627               4,343                 686             270,656
   Income tax expense (benefit)                (3,569)             94,174            (112,303)            (21,698)
   Segment assets                             371,645           1,634,591           3,904,775           5,911,011
   Fixed asset expenditures                    13,787                --                  --                13,787

NOTE P- Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006, respectively.


                               Quarter ended     Quarter ended       Quarter ended    Quarter ended      Year ended
                                 March 31,         June 30,          September 30,    December 31,      December 31,
                                 ---------         --------          -------------    ------------      ------------
Calendar 2007
-------------
Restaurant sales               $   710,237       $   772,413       $   772,021       $   450,612        $ 2,705,283
Rental income -
  Related party                $   110,500       $   119,000       $   102,000       $   110,500        $   442,000
Gross profit                   $   556,122       $   504,177       $   540,983       $   485,179        $ 2,086,461
Net earnings after
  provision for
  income taxes                 $    86,913       $    73,702       $    63,854       $  (118,423)       $   106,046
Basic and fully diluted
  earnings per share           $      0.02       $      0.01       $      0.01       $     (0.02)       $      0.02
Weighted average
  number of shares
  issued and outstanding         5,731,788         5,731,788         5,731,788         5,731,788          5,731,788






                  MILLION DOLLAR SALOON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2007 and 2006

NOTE P- Selected Financial Data (Unaudited)


                           Quarter ended     Quarter ended       Quarter ended     Quarter ended      Year ended
                             March 31,         June 30,          September 30,     December 31,      December 31,
                             ---------         --------          -------------     ------------      ------------
Calendar 2006
-------------
Restaurant sales           $   757,137       $   661,590        $   736,497        $   383,245       $ 2,538,469
Rental income -
  Related party            $   102,000       $   118,431        $   119,000        $   102,000       $   441,431
Gross profit               $   529,100       $   428,065        $   553,839        $   434,759       $ 1,945,773
Net earnings after
  provision for
  income taxes             $   103,022       $   (43,780)       $    22,304        $     5,538       $    65,386
Basic and fully diluted
  earnings per share       $      0.02       $     (0.01)       $      0.00        $      0.00       $      0.01
Weighted average
  number of shares
  issued and outstanding     5,731,788         5,731,788          5,731,788          5,731,788         5,731,788




NOTE Q - Subsequent Events


On July 31, 2009, in accordance with an agreement with the City of Dallas, the Company ceased all operations associated with the Million Dollar Saloon and Tempo Tamers, Inc.


Management has evaluated all activity of the Company through January 13, 2010 (the issue date of the financial statements) and concluded that no subsequent events, other than disclosed above, have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.






                (Remainder of this page left blank intentionally)






                        (Signatures follow on next page)

                                   SIGNATURES


In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                                     Million Dollar Saloon, Inc.


Dated: January 14, 2010                         By:      /s/ Nick Mehmeti
       ----------------                            -----------------------------
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



Dated: January 14, 2010                         By:      /s/ Nick Mehmeti
       ----------------                            -----------------------------
                                                                    Nick Mehmeti
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director



Dated: January 14, 2010                          By:      /s/ Duncan Burch
       ----------------                             ----------------------------
                                                                    Duncan Burch
                                                        Executive Vice President
                                                                    and Director



Dated: January 14, 2010                           By:      /s/ Dewanna Ross
       ----------------                              ---------------------------
                                                                    Dewanna Ross
                                                         Secretary and Treasurer