Form 10-Q
period 2008-03-31
MILLION DOLLAR SALOON INC
filed 2010-01-20
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q



(Mark one)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2008

[.] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ______________ to _____________


                         Commission File Number: 0-27006

                           Million Dollar Saloon, Inc.
             (Exact name of registrant as specified in its charter)

         Nevada                                          13-3428657
------------------------                           -----------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

       Large accelerated filer [ ]            Accelerated filer           [ ]

       Non-accelerated filer   [ ]            Smaller reporting company   [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: January 13, 2010: 5,731,778
                                           ---------------------------




Transitional Small Business Disclosure Format (check one):    YES [ ]  NO [X]

                           Million Dollar Saloon, Inc.

                 Form 10-Q for the Quarter ended March 31, 2008

                                Table of Contents


                                                                            Page
Part I - Financial Information

  Item 1 - Financial Statements                                                3

  Item 2 - Management's Discussion and Analysis or Plan of Operation          18

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk         21

  Item 4 - Controls and Procedures                                            21

Part II - Other Information

  Item 1 - Legal Proceedings                                                  21

  Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds        23

  Item 3 - Defaults Upon Senior Securities                                    23

  Item 4 - Submission of Matters to a Vote of Security Holders                23

  Item 5 - Other Information                                                  23

  Item 6 - Exhibits                                                           23

Signatures                                                                    23


Part I
Item 1 - Financial Statements

                  Million Dollar Saloon, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      March 31, 2008 and December 31, 2007



                                                                (Unaudited)   (Audited)
                                                                  March 31,  December 31,
                                                                    2008         2007
                                                                -----------  -----------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                     $ 2,213,267  $ 1,211,293
   Inventory                                                         42,643       62,840
   Prepaid expenses                                                   6,501       10,040
                                                                -----------  -----------

     Total current assets                                         2,262,411    1,284,173
                                                                -----------  -----------


Property and Equipment - At Cost
   Buildings and related improvements                             1,526,424    1,526,424
   Furniture and equipment                                          466,070      466,070
                                                                -----------  -----------
                                                                  1,992,494    1,992,494
   Less accumulated depreciation                                 (1,648,012)  (1,625,313)
                                                                -----------  -----------
                                                                    344,482      367,181
   Land                                                             210,000      210,000
                                                                -----------  -----------

     Net property and equipment                                     554,482      577,181
                                                                -----------  -----------


Other Assets
   Land held for future development                               2,661,546    2,661,546
   Property and equipment held for sale                                --        870,930
   Operations agreement, net of accumulated
     amortization of approximately $757,520
     and $712,055, respectively                                     242,480      287,945
   Loan costs, net of accumulated amortization
     of approximately $2,858 and $2,687, respectively                 7,431        7,602
   Security deposits and other                                        1,725        1,725
                                                                -----------  -----------

     Total other assets                                           2,913,182    3,829,748
                                                                -----------  -----------


Total Assets                                                    $ 5,730,075  $ 5,691,102
                                                                ===========  ===========


                                  - Continued -

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.






                  Million Dollar Saloon, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      March 31, 2008 and December 31, 2007





                                                                (Unaudited)   (Audited)
                                                                  March 31,  December 31,
                                                                    2008         2007
                                                                -----------  -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Current maturities of long-term mortgage note payable        $  103,203   $  103,203
   Current maturities of long-term lawsuit settlement payable      152,037      152,037
   Accounts payable - trade                                         22,075       43,095
   Accrued liabilities                                              95,500       90,475
   Federal income taxes payable                                    152,300       55,000
   Contract payable to affiliated entities                       1,000,000    1,000 000
   Accrued interest payable to affiliated entities                  20,000         --
                                                                ----------   ----------

     Total current liabilities                                   1,545,115    1,443,810
                                                                ----------   ----------

Long-Term Liabilities
   Long-term mortgage note payable, net of current maturities    1,545,804    1,569,327
   Long-term lawsuit settlement payable                             55,234       87,734
   Deferred tax liability                                           82,763      198,173
                                                                ----------   ----------

     Total liabilities                                           3,228,916    3,299,044
                                                                ----------   ----------


Commitments and Contingencies


Shareholders' Equity Preferred stock - $0.001 par value.
     5,000,000 shares authorized.
     None issued and outstanding                                      --           --
   Common stock - $0.001 par value.
     50,000,000 shares authorized.
     5,731,778 shares issued and outstanding, respectively.          5,732        5,732
   Retained earnings                                             2,495,427    2,386,326
                                                                ----------   ----------

     Total shareholders' equity                                  2,501,159    2,392,058
                                                                ----------   ----------


Total Liabilities and Shareholders' Equity                      $5,730,075   $5,691,102
                                                                ==========   ==========


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.




                  Million Dollar Saloon, Inc. and Subsidiaries
           Consolidated Statements of Income and Comprehensive Income
                   Three months ended March 31, 2008 and 2007

                                   (Unaudited)

                                                      Three months      Three months
                                                         ended             ended
                                                       March 31,         March 31,
                                                          2008              2007
                                                      -----------       -----------
Revenues
   Bar and restaurant sales                           $   701,814       $   710,237
   Rental income                                          117,894           110,500
     Total revenues                                       819,708           820,737
                                                      -----------       -----------

Cost of Sales - Bar and Restaurant Operations             349,151           264,615
                                                      -----------       -----------

Gross Profit                                              470,557           556,122
                                                      -----------       -----------

Operating Expenses
   General and administrative expenses                    273,022           324,602
   Interest expense                                        53,691            58,575
   Depreciation and amortization                           68,165            66,958
                                                      -----------       -----------
     Total operating expenses                             394,878           450,135
                                                      -----------       -----------

Income from Operations                                     75,679           105,987

Other Income (Expenses)
   Interest and other miscellaneous                         8,576             8,927
   Gain on sale of land and building                       61,736              --
                                                      -----------       -----------

Income before Income Taxes                                145,991           114,914

Income Tax (Expense) Benefit
   Currently (payable) refundable                        (152,300)          (28,001)
   Deferred                                               115,410              --
                                                      -----------       -----------

Net Income (Loss)                                         109,101            86,913

Other Comprehensive Income                                   --                --
                                                      -----------       -----------

Comprehensive Income                                  $   109,101       $    86,913
                                                      ===========       ===========

Earnings per share of common stock outstanding,
   computed on net income - basic and fully diluted   $      0.02       $      0.02
                                                      ===========       ===========

Weighted-average number of shares outstanding           5,731,778         5,731,778
                                                      ===========       ===========


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.




                  Million Dollar Saloon, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2008 and 2007

                                   (Unaudited)

                                                                      Three months   Three months
                                                                          ended          ended
                                                                        March 31,      March 31,
                                                                          2008           2007
                                                                      -----------    -----------
Cash Flows from Operating Activities
   Net Income (Loss)                                                  $   109,101    $    86,913
Adjustments to reconcile net income to
     net cash provided  by operating activities
       Depreciation and amortization                                       68,336         67,129
       Gain on sale of land and building                                  (61,736)          --
       Closing and other costs related to sale of land and building        36,778           --
       (Increase) decrease in
         Accounts receivable - trade and other                               --             --
Income taxes receivable                                                      --           28,000
         Inventory                                                         20,197        (22,570)
         Prepaid expenses                                                   3,539           (932)
       Increase (decrease) in
         Accounts payable and other liabilities                           (15,996)       (30,242)
         Federal income taxes payable                                      97,300           --
         Lawsuit settlement payable                                       (32,500)       (22,500)
         Accrued interest payable to affiliated entities                   20,000         20,000
                                                                      -----------    -----------

     Net cash provided by operating activities                            129,609        125,798
                                                                      -----------    -----------


Cash Flows from Investing Activities
   Cash received on sale of land and building                             895,888           --
   Purchases of property and equipment                                       --             --
   Cash received from sale of marketable securities                          --             --
   Cash paid for marketable securities                                       --             (872)
                                                                      -----------    -----------

     Net cash used in investing activities                                895,888           (872)
                                                                      -----------    -----------


Cash Flows from Financing Activities
   Principal paid on long-term mortgage note payable                      (23,523)       (21,063)
                                                                      -----------    -----------

     Net cash provided by financing activities                            (23,523)       (21,063)
                                                                      -----------    -----------

Increase in Cash and Cash Equivalents                                   1,001,974        103,863

Cash at beginning of period                                             1,211,293      1,010,743
                                                                      -----------    -----------

Cash at end of period                                                 $ 1,114,606    $ 1,114,606
                                                                      ===========    ===========

Supplemental Disclosures of Interest and Income Taxes Paid
     Interest paid during the period                                  $    33,520    $    38,404
                                                                      ===========    ===========
     Income taxes paid (refunded)                                     $    55,000    $      --
                                                                      ===========    ===========


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

[PG NUMBER]

                  Million Dollar Saloon, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             March 31, 2008 and 2007


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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K for the year ended December 31, 2007. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2008.

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2008 and 2007


NOTE B - Preparation of Financial Statements - Continued

These financial statements reflect the books and records of Million Dollar Saloon, Inc., Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for the respective periods ended March 31, 2008 and 2007, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.

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

5.   Income Taxes
     ------------

     The Company files income tax returns in the United States of America and various states, as appropriate and applicable. With few exceptions, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for years before 2005. The Company does not anticipate any examinations of returns filed for periods ending after December 31, 2004.

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2008 and 2007


NOTE C - Summary of Significant Accounting Policies - Continued

5.   Income Taxes - continued
      -----------

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2008 and December 31, 2007, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", on October 1, 2007. FASB Interpretation No. 48 requires the recognition of potential liabilities as a result of management's acceptance of potentially uncertain positions for income tax treatment on a "more-likely-than-not" probability of an assessment upon examination by a respective taxing authority. As a result of the implementation of Interpretation 48, the Company did not incur any liability for unrecognized tax benefits.

6.   Earnings per share
     ------------------

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

     At March 31, 2008 and 2007, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the earnings per share calculation.

7.   Pending and/or New Accounting Pronouncements
     --------------------------------------------

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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2008 and 2007



NOTE D - Related Party Transactions - Continued

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

The cessation of operations by Mainstage and Allen Burch triggered the $500,000 payment clause to each entity as set forth in the May 2003 Settlement Agreement. The aggregate $1,000,000 payment has been accrued in the accompanying financial statements, bears interest at 8.0% per annum and is being amortized to operations over the 67 month term from the triggering event date(s) through the mandatory closing date of The Million Dollar Saloon in it's present "non-conforming location" on July 31, 2009. As of March 31, 2008, the $1,000,000 aggregate payable has been accrued in the accompanying financial statements and all accrued interest payable has been paid in full through December 31, 2007.


NOTE E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2008 and 2007



NOTE E - Fair Value of Financial Instruments - Continued

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

NOTE F - Concentrations of Credit Risk

The  Company  maintains  its cash  accounts  in various  financial  institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to the listed aggregate coverage per account type per separate legal entity per financial institution. During the period ended March 31, 2008 and for each of the years ended December 31, 2007 and 2006, respectively, the various operating companies maintained deposits in these financial institutions with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses as a result of any of these unsecured situations.

NOTE G - Property and Equipment

Property and equipment consists of the following at March 31, 2008 and December 31, 2007:

                                       March 31,    December 31,     Estimated
                                         2008           2007           life
                                     -----------    -----------     -----------

Buildings and related improvements   $ 1,526,424    $ 1,526,424     15-40 years
Furniture and equipment                  466,070        466,070      5-10 years
                                     -----------    -----------
                                       1,992,494      1,992,494
Less accumulated depreciation         (1,648,012)    (1,625,313)
                                     -----------    -----------
                                         344,482        367,181
Land                                     210,000        210,000
                                     -----------    -----------

Net property and equipment           $   554,482    $   577,181
                                     ===========    ===========

Depreciation expense for the three months ended March 31, 2008 and 2007, respectively, was approximately $22,700 and $21,493.

NOTE H - Land Held for Future Development
         Long-term Mortgage Note Payable

On February 14, 2003, the Company purchased 6.695 acres of undeveloped property located in Dallas, Texas. The purchase price was approximately $2,650,312, including closing expenses of approximately $53,599. The property is undeveloped and suitable for commercial development. Although the Company has not determined the usage of the land, the Company may use a portion of the land for an adult cabaret and sell the remaining undeveloped property to a third party. The development of the property will be subject to the Company obtaining a construction loan. The Company does not currently know if it will be able to develop the property, acquire a construction loan in an amount sufficient to facilitate development or if obtained, whether the terms of the loan will be favorable to the Company.

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2008 and 2007


NOTE H - Land Held for Future Development - Continued
         Long-term Mortgage Note Payable

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

As of March 31, 2008 and December 31, 2007, respectively, the Company owed approximately $1,649,007 and $1,672,530 on the long-term mortgage note payable.

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
                                                                 ==========

NOTE I - Property and Equipment held for Sale

During the 3rd quarter of Calendar 2004, Company management listed the real estate and other significant assets owned by Corporation Lex for sale through a commercial real estate brokerage firm and reclassified the net carrying values at the listing date to "Property and Equipment held for Sale" in the accompanying financial statements.

This property was sold on February 5, 2008 for net proceeds of approximately $896,000, resulting in a recognized gain at the date of sale of approximately $62,000.

NOTE J - Operations Agreement
             Contract Payable to Affiliated Entities

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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2008 and 2007



NOTE J - Operations Agreement
             Contract Payable to Affiliated Entities - Continued

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

During the three months ended March 31, 2008 and 2007, respectively, the Company paid or accrued approximately $20,000 and $20,000 in interest payable on this Agreement.

NOTE K - Income Taxes

The components of income tax expense (benefit) for the three month periods ended March 31, 2008 and 2007, respectively, are as follows:

                               Three months      Three months
                                   ended             ended
                                 March 31,         March 31,
                                   2008              2007
                                ----------         ---------
         Federal:
           Current              $ 152,300          $  28,001
           Deferred              (115,410)              --
                                ---------          ---------
                                   36,890             28,001
                                ---------          ---------
         State:
           Current                   --                 --
           Deferred                  --                 --
                                ---------          ---------
                                     --                 --
                                ---------          ---------

           Total                $  36,890          $ (21,698)
                                =========          =========




                (Remainder of this page left blank intentionally)


                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2008 and 2007



NOTE K - Income Taxes - Continued

The Company's income tax expense (benefit) for the three months ended March 31, 2008 and 2007, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                              Three months      Three months
                                                                  ended             ended
                                                                March 31,         March 31,
                                                                  2008              2007
                                                              ----------         ---------
     Statutory rate applied to earnings before income taxes   $  49,600         $  39,100
       Increase (decrease) in income taxes resulting from:
         State income taxes                                        --                --
         Deferred income taxes                                 (115,410)             --
         Effect of reversal of timing differences related
           to sale of land and building                         103,000
         Effect of incremental tax brackets and the
           application of business tax credits                     (300)          (11,099)
                                                              ---------         ---------

       Income tax expense                                     $  36,890         $  28,001
                                                              =========         =========

The deferred  current tax asset and non-current  deferred tax liability on March
31, 2008 and December  31, 2007,  respectively,  balance  sheet  consists of the following:
                                                              March 31,        December 31,
                                                                2008               2007
                                                              --------          ---------

         Non-current deferred tax liability                   $(82,763)         $(198,173)
                                                              ========          =========

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

NOTE M - Litigation

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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2008 and 2007



NOTE M - Litigation - Continued

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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2008 and 2007


NOTE M - Litigation - Continued

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

NOTE N - Segment Information

The Company operates with a centralized management structure and has two identifiable operating segments: an adult entertainment lounge and restaurant located in Dallas, Texas and commercial rental real estate located in Dallas and Tarrant Counties, Texas. All revenues are generated operations in these geographic areas. As of March 31, 2008 and December 31, 2007, respectively, all rental revenues are derived from entities controlled by Duncan Burch, an officer, director and controlling shareholder. Approximately 14.8% and 14.8% of total revenues for 2007 and 2006, respectively, were derived from these related parties.

NOTE O - Subsequent Events

On July 31, 2009, in accordance with an agreement with the City of Dallas, the Company ceased all operations associated with the Million Dollar Saloon and Tempo Tamers, Inc.

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2008 and 2007



NOTE O - Subsequent Events - Continued

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




                (Remainder of this page left blank intentionally)

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)  Caution Regarding Forward-Looking Information


Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein whether to reflect new information, future results, events, developments or otherwise.

(2)  Results of Operations

Bar and restaurant sales increased nominally in the three months ended March 31, 2008 as compared to the three month period ended March 31, 2007. The Company experienced net revenues of approximately $702,000 in the 2008 period as compared to approximately $710,000 for the 2007 period.

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

The Company's rental income increased nominally to approximately $118,000 for the three months ended March 31, 2008 as compared to approximately $110,500 for the comparable three months ended March 31, 2007. The difference relates directly to the timing of the billing for reimbursement of property taxes paid by Don, Inc. on the rental property. Due to the uncertainty of collection and the fact that this is a related party transaction, the Company records the reimbursement in the accompanying financial statements upon receipt of the funds. All of the leases were/are with entities controlled by Duncan Burch, one of the Company's controlling shareholders.

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

Cost of sales increased slightly by approximately $84,000 from approximately $265,000 for the three months ended March 31, 2007 to approximately $349,000 for the three months ended March 31, 2008. Gross profit percentages declined to approximately 57.4% (approximately $471,000) for the three months ended March 31, 2008 versus 67.7% (approximately $556,000) for the three months ended March 31, 2007. Fluctuations in the Company's gross profit percentages react to and parallel the key areas of management focus for cost of sales expenditure control
- principally personnel staffing levels and food and beverage costs. These areas, specifically cost controls over purchasing, inventory management protocols and labor management, are continuously monitored to maintain the Company's gross profit percentages.

General and administrative expenses were approximately $273,000 for the three months ended March 31, 2008 as compared to approximately $324,000 for the comparable period ended March 31, 2007. Management attention to expenditures of all types caused the Company to experience a relatively flat expenditure level for overhead expenses. Management; however, is continually aware of inflationary pressures in the economy, fluctuating legal expenses as a result of ongoing litigation and the general nature of a litigious society and issues related to the City of Dallas Sexually Oriented Business Ordinance. Further, the Company's executive compensation remains relatively stable and is anticipated to remain stable into the foreseeable future. The Company anticipates relatively constant expenditure levels for general operating expenses in future periods and management continues to monitor its expenditure levels to achieve optimum financial results.

The Company experienced net income before income taxes was approximately $146,000 for the three months ended March 31, 2008 versus approximately $115,000 for the comparable period ended March 31, 2007. The increase in income before income taxes is directly attributable to the sale of land and building owned by Don, Inc. After-tax net income increased by approximately $22,000 from approximately $87,000 for the three months ended March 31, 2007 as compared to approximately $109,000 for the comparable period ended March 31, 2008. The Company experienced earnings per share of approximately $0.02 and $0.02 per share for each of the three month periods ended March 31, 2008 and 2007, respectively.

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

(3)  Liquidity

As of March 31, 2008 and December 31, 2007, the Company has working capital of approximately $717,000 and $(160,000). The Company achieved positive cash flows from operations of approximately $130,000 for the three months ended March 31, 2008 as compared to approximately $126,000 for the comparable period in 2007.

The Company's working capital is directly related to the cash expended and future debt service requirements to acquire land for future development. Additionally, the Company incurred a liability of approximately $1,000,000 ($500,000 each) to two entities controlled by the Company's controlling shareholders, Nick Mehmeti and Duncan Burch related to the securing of an operating license for the Company's Million Dollar Saloon operation in a "non-conforming location" through July 31, 2009. This debt was retired from the proceeds of the sale of land in the second quarter of Calendar 2008.

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

Our primary source of liquidity is generated from ongoing operations. Our liquidity beyond July 2009 will be greatly diminished after the closing of the Million Dollar Saloon on July 31, 2009.

(4)  Capital Resources

On February 14, 2003, the Company purchased 6.695 acres of undeveloped property located in Dallas, Texas. The purchase price was approximately $2,650,312, including closing expenses of approximately $53,599. The property is undeveloped and suitable for commercial development. Although the Company has not determined the usage of the land, the Company may use a portion of the land for an adult cabaret and sell the remaining undeveloped property to a third party. The development of the property will be subject to the Company obtaining a construction loan. The Company does not currently know if it will be able to develop the property, acquire a construction loan in an amount sufficient to facilitate development or if obtained, whether the terms of the loan will be favorable to the Company.

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

The Company has identified no other significant capital requirements for 2008, other than normal repair and replacement activity at the Company's commercial rental properties and the adult entertainment lounge and restaurant facility. Liquidity requirements mandated by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management.

(5)  Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note C of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

(6)  Accounting Pronouncements

The Company knows of no new accounting releases or pronouncements that will have any impact upon the Company's financial condition or position upon adoption.


Item 3 - Quantitative and Qualitative Disclosures About Market Risk

In future periods, the Company may become subject to certain market risks, including changes in interest rates and currency exchange rates. At the present time, the Company has no identified exposure and does not undertake any specific actions to limit exposures, if any.


Item 4 - Controls and Procedures

1.   Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

2.   Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: January 14, 2010                              /s/ Nick Mehmeti
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