Form 10-Q
period 2008-06-30
MILLION DOLLAR SALOON INC
filed 2010-01-20
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q



(Mark one)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2008

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

       Non-accelerated filer   [ ]           Smaller reporting company    [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [ ] NO [X]


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: January 13, 2010: 5,731,778
                                          ---------------------------

Transitional Small Business Disclosure Format (check one):    YES  [ ]   NO  [X]

                           Million Dollar Saloon, Inc.

                  Form 10-Q for the Quarter ended June 30, 2008

                                Table of Contents


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

 Part I Item 1 -
Financial Statements

                  Million Dollar Saloon, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                       June 30, 2008 and December 31, 2007




                                                                 (Unaudited)    (Audited)
                                                                  June 30,     December 31,
                                                                    2008          2007
                                                                -----------    -----------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                     $ 1,303,518    $ 1,211,293
   Inventory                                                         39,690         62,840
   Prepaid expenses                                                   1,312         10,040
                                                                -----------    -----------

     Total current assets                                         1,344,520      1,284,173
                                                                -----------    -----------

Property and Equipment - At Cost
   Buildings and related improvements                             1,526,424      1,526,424
   Furniture and equipment                                          466,070        466,070
                                                                -----------    -----------
                                                                  1,992,494      1,992,494
   Less accumulated depreciation                                 (1,670,715)    (1,625,313)
                                                                -----------    -----------
                                                                    321,779        367,181
   Land                                                             210,000        210,000
                                                                -----------    -----------

     Net property and equipment                                     531,779        577,181
                                                                -----------    -----------

Other Assets
   Land held for future development                               2,661,546      2,661,546
   Property and equipment held for sale                                --          870,930
   Operations agreement, net of accumulated
     amortization of approximately $802,985
     and $712,055, respectively                                      97,015        287,945
   Loan costs, net of accumulated amortization
     of approximately $3,030 and $2,687, respectively                 7,259          7,602
   Security deposits and other                                        1,725          1,725
                                                                -----------    -----------

     Total other assets                                           2,867,545      3,829,748
                                                                -----------    -----------


Total Assets                                                    $ 4,743,844    $ 5,691,102
                                                                ===========    ===========



                                  - Continued -


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.



                  Million Dollar Saloon, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                       June 30, 2008 and December 31, 2007





                                                                 (Unaudited)    (Audited)
                                                                  June 30,     December 31,
                                                                    2008          2007
                                                                -----------    -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Current maturities of long-term mortgage note payable        $  103,203     $  103,203
   Current maturities of long-term lawsuit settlement payable      152,037        152,037
   Accounts payable - trade                                         18,977         43,095
   Accrued liabilities                                              89,983         90,475
   Federal income taxes payable                                    187,500         55,000
   Contract payable to affiliated entities                            --        1,000 000
   Accrued interest payable to affiliated entities                    --             --
                                                                ----------     ----------

     Total current liabilities                                     551,700      1,443,810
                                                                ----------     ----------

Long-Term Liabilities
   Long-term mortgage note payable, net of current maturities    1,520,291      1,569,327
   Long-term lawsuit settlement payable                             17,734         87,734
   Deferred tax liability                                           82,763        198,173
                                                                ----------     ----------

     Total liabilities                                           2,172,488      3,299,044
                                                                ----------     ----------
Commitments and Contingencies

Shareholders' Equity Preferred stock - $0.001 par value.
     5,000,000 shares authorized.
     None issued and outstanding                                      --             --
   Common stock - $0.001 par value.
     50,000,000 shares authorized.
     5,731,778 shares issued and outstanding, respectively.          5,732          5,732
   Retained earnings                                             2,565,624      2,386,326
                                                                ----------     ----------

     Total shareholders' equity                                  2,571,356      2,392,058
                                                                ----------     ----------

Total Liabilities and Shareholders' Equity                      $4,743,844     $5,691,102
                                                                ==========     ==========





   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.



                  Million Dollar Saloon, Inc. and Subsidiaries
           Consolidated Statements of Income and Comprehensive Income
                Six and Three months ended June 30, 2008 and 2007

                                   (Unaudited)


                                         Six months        Six months       Three months      Three months
                                            ended             ended             ended             ended
                                        June 30, 2008     June 30, 2007     June 30, 2008     June 30, 2007
                                         -----------       -----------       -----------       -----------
Revenues
   Bar and restaurant sales              $ 1,389,487       $ 1,482,650       $   697,673       $   772,413
   Rental income                             228,394           229,500           110,500           119,000
                                         -----------       -----------       -----------       -----------
   Total revenues                          1,617,881         1,712,150           891,413           891,413
                                         -----------       -----------       -----------       -----------
Cost of Sales - Bar and
   Restaurant Operations                     698,191           651,851           349,040           387,236
                                         -----------       -----------       -----------       -----------

Gross Profit                                 919,690         1,060,299           449,133           504,177
                                         -----------       -----------       -----------       -----------
Operating Expenses
   General and administrative expenses       526,634           599,699           253,612           265,097
   Interest expense                           90,358           118,708            36,667            58,575
   Depreciation and amortization             136,333           133,913            68,168            66,955
                                         -----------       -----------       -----------       -----------
     Total operating expenses                753,325           842,320           358,447           392,185
                                         -----------       -----------       -----------       -----------

Income from Operations                       166,365           217,979            90,686           111,992

Other Income (Expenses)
   Interest and other miscellaneous           21,271            17,834            12,695             8,907
   Sale of property easement                    --              16,007              --              16,007
   Gain on sale of land and building          61,736              --                --                --
                                         -----------       -----------       -----------       -----------

Income before Income Taxes                   249,372           251,820           103,381           136,906

Income Tax (Expense) Benefit
   Currently payable/refundable             (185,484)          (81,500)          (33,184)          (53,499)
    Deferred
                                                --                --                --             115,410
                                         -----------       -----------       -----------       -----------

Net Income                                   179,298           170,320            70,197            83,407

Other Comprehensive Income                      --                --                --                --
                                         -----------       -----------       -----------       -----------


Comprehensive Income                     $   179,298       $   170,320       $    70,197       $    83,407
                                         ===========       ===========       ===========       ===========
Earnings per share of common stock
   outstanding, computed on net income
   - basic and fully diluted             $      0.03       $      0.03       $      0.01       $      0.01
                                         ===========       ===========       ===========       ===========
Weighted-average number
   of shares outstanding                   5,731,778         5,731,778         5,731,778         5,731,778
                                         ===========       ===========       ===========       ===========


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.




                  Million Dollar Saloon, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2008 and 2007

                                   (Unaudited)

                                                                      Six months          Six months
                                                                        ended               ended
                                                                     June 30, 2008       June 30, 2007
                                                                      -----------         -----------
Cash Flows from Operating Activities
   Net Income                                                         $   179,298         $   170,320
Adjustments to reconcile net income to
     net cash provided  by operating activities
       Depreciation and amortization                                      136,676             134,256
       Gain on sale of land and building                                  (61,736)               --
       Gain on sale of easement                                              --               (16,007)
       Closing and other costs related to sale of land and building        36,778                --
       (Increase) decrease in
         Accounts receivable - trade and other                               --                  --
Income taxes receivable                                                      --               120,423
         Inventory                                                         23,150              10,631
         Prepaid expenses                                                   8,728                (964)
       Increase (decrease) in
         Accounts payable and other liabilities                           (24,611)            (37,716)
         Federal income taxes payable                                     132,500              24,526
         Lawsuit settlement payable                                       (70,000)            (45,000)
         Accrued interest payable to affiliated entities                     --                39,671
                                                                      -----------         -----------

     Net cash provided by operating activities                            245,373             400,140
                                                                      -----------         -----------


Cash Flows from Investing Activities
   Cash received on sale of land and building                             895,888                --
   Cash received from sale of property easement                              --                16,007
   Purchases of property and equipment                                       --                (1,191)
   Cash paid for marketable securities                                       --                (1,581)
                                                                      -----------         -----------

     Net cash used in investing activities                                895,888              13,235
                                                                      -----------         -----------


Cash Flows from Financing Activities
   Cash paid on operating agreement payable to related parties         (1,000,000)               --
   Principal paid on long-term mortgage note payable                      (49,036)            (41,218)
                                                                      -----------         -----------

     Net cash provided by financing activities                         (1,049,036)            (41,218)
                                                                      -----------         -----------

Increase in Cash and Cash Equivalents                                      92,225             372,157

Cash at beginning of period                                             1,211,293           1,010,743
                                                                      -----------         -----------

Cash at end of period                                                 $ 1,303,518         $ 1,382,900
                                                                      ===========         ===========

Supplemental Disclosures of Interest and Income Taxes Paid
     Interest paid during the period                                  $    90,015         $    38,404
                                                                      ===========         ===========
     Income taxes paid (refunded)                                     $    52,984         $      --
                                                                      ===========         ===========



   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                  Million Dollar Saloon, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             June 30, 2008 and 2007



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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2008 and 2007



NOTE B - Preparation of Financial Statements - Continued

These financial statements reflect the books and records of Million Dollar Saloon, Inc., Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for the respective periods ended June 30, 2008 and 2007, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.


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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2008 and 2007



NOTE C - Summary of Significant Accounting Policies - Continued

5.   Income Taxes - continued
    -------------

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2008 and December 31, 2007, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

     At June 30, 2008 and 2007, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the earnings per share calculation.

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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2008 and 2007



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

The cessation of operations by Mainstage and Allen Burch triggered the $500,000 payment clause to each entity as set forth in the May 2003 Settlement Agreement. The aggregate $1,000,000 payment has been accrued in the accompanying financial statements, bears interest at 8.0% per annum and is being amortized to operations over the 67 month term from the triggering event date(s) through the mandatory closing date of The Million Dollar Saloon in it's present "non-conforming location" on July 31, 2009. As of June 30, 2008, the $1,000,000 aggregate payable has been accrued in the accompanying financial statements and all accrued interest payable has been paid in full through December 31, 2007.


NOTE E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2008 and 2007



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


NOTE F - Concentrations of Credit Risk

The  Company  maintains  its cash  accounts  in various  financial  institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to the listed aggregate coverage per account type per separate legal entity per financial institution. During the period ended June 30, 2008 and for each of the years ended December 31, 2007 and 2006, respectively, the various operating companies maintained deposits in these financial institutions with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses as a result of any of these unsecured situations.


NOTE G - Property and Equipment

Property and equipment consists of the following at June 30, 2008 and December 31, 2007:


                                       June 30,     December 31,     Estimated
                                         2008           2007           life
                                     -----------    -----------     -----------

Buildings and related improvements   $ 1,526,424    $ 1,526,424     15-40 years
Furniture and equipment                  466,070        466,070      5-10 years
                                     -----------    -----------
                                       1,992,494      1,992,494
Less accumulated depreciation         (1,670,716)    (1,625,313)
                                     -----------    -----------
                                         321,779        367,181
Land                                     210,000        210,000
                                     -----------    -----------

Net property and equipment           $   531,779    $   577,181
                                     ===========    ===========


Depreciation expense for the six months ended June 30, 2008 and 2007, respectively, was approximately $45,403 and $42,983.


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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2008 and 2007



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

As of June 30, 2008 and December 31, 2007, respectively, the Company owed approximately $1,623,494 and $1,672,530 on the long-term mortgage note payable.

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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2008 and 2007



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

During the six months ended June 30, 2008 and 2007, respectively, the Company paid or accrued approximately $26,667 and $39,671 in interest payable on this Agreement. During the quarter ended June 30, 2008, the Company paid this indebtedness and all accrued, but unpaid, interest payable in full.


NOTE K - Income Taxes

The components of income tax expense (benefit) for the six month periods ended June 30, 2008 and 2007, respectively, are as follows:

                                Six months         Six months
                                   ended             ended
                                 June 30,           June 30,
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
                                =========          =========


                (Remainder of this page left blank intentionally)


                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2008 and 2007



NOTE K - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the six month periods ended June 30, 2008 and 2007, respectively, differed from the statutory federal rate of 34 percent as follows:


                                                               Six months       Six months
                                                                 ended             ended
                                                                March 31,         March 31,
                                                                  2008              2007
                                                              ----------         ---------
     Statutory rate applied to earnings before income taxes   $  84,800         $  85,600
       Increase (decrease) in income taxes resulting from:
         State income taxes                                        --                --
         Deferred income taxes                                 (115,410)             --
         Effect of reversal of timing differences related
           to sale of land and building                         103,000
         Effect of incremental tax brackets and the
           application of business tax credits                   (2,316)           (4,100)
                                                              ---------         ---------

       Income tax expense                                     $  70,074         $  81,500
                                                              =========         =========


The deferred current tax asset and non-current deferred tax liability on June 30, 2008 and December 31, 2007, respectively, balance sheet consists of the following:
                                                    June 30,       December 31,
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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2008 and 2007



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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2008 and 2007



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


NOTE N - Segment Information

The Company operates with a centralized management structure and has two identifiable operating segments: an adult entertainment lounge and restaurant located in Dallas, Texas and commercial rental real estate located in Dallas and Tarrant Counties, Texas. All revenues are generated operations in these geographic areas. As of June 30, 2008 and December 31, 2007, respectively, all rental revenues are derived from entities controlled by Duncan Burch, an officer, director and controlling shareholder. Approximately 14.8% and 14.8% of total revenues for 2007 and 2006, respectively, were derived from these related parties.


NOTE O - Subsequent Events

On July 31, 2009, in accordance with an agreement with the City of Dallas, the Company ceased all operations associated with the Million Dollar Saloon and Tempo Tamers, Inc.

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2008 and 2007



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

(2)  Results of Operations

Bar and restaurant sales decreased by approximately $94,000 for the six months ended June 30, 2008 as compared to the six month period ended June 30, 2007. The Company experienced net revenues of approximately $1,389,000 in the 2008 period as compared to approximately $1,483,000 for the 2007 period.

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

The Company's rental income was relatively consistent at $228,000 for the six months ended June 30, 2008 as compared to approximately $229,000 for the comparable six months ended June 30, 2007. The difference relates directly to the differences in recovered property taxes paid by Don, Inc. on the rental property and reimbursed by the related party lessee. Due to the uncertainty of collection and the fact that this is a related party transaction, the Company records the reimbursement in the accompanying financial statements upon receipt of the funds. All of the leases were/are with entities controlled by Duncan Burch, one of the Company's controlling shareholders.

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

Cost of sales increased slightly by approximately $46,000 from approximately $652,000 for the six months ended June 30, 2007 to approximately $698,000 for the six months ended June 30, 2008. Gross profit percentages declined to approximately 56.9% (approximately $920,000) for the six months ended June 30, 2008 versus 61.9% (approximately $1,060,000) for the six months ended June 30, 2007. Fluctuations in the Company's gross profit percentages react to and parallel the key areas of management focus for cost of sales expenditure control
- principally personnel staffing levels and food and beverage costs. These areas, specifically cost controls over purchasing, inventory management protocols and labor management, are continuously monitored to maintain the Company's gross profit percentages.

General and administrative expenses were approximately $526,600 for the six months ended June 30, 2008 as compared to approximately $599,700 for the comparable period ended June 30, 2007. Management attention to expenditures of all types caused the Company to experience a relatively flat expenditure level for overhead expenses. Management; however, is continually aware of inflationary pressures in the economy, fluctuating legal expenses as a result of ongoing litigation and the general nature of a litigious society and issues related to the City of Dallas Sexually Oriented Business Ordinance. Further, the Company's executive compensation remains relatively stable and is anticipated to remain stable into the foreseeable future. The Company anticipates relatively constant expenditure levels for general operating expenses in future periods and management continues to monitor its expenditure levels to achieve optimum financial results.

The Company experienced net income before income taxes was approximately $249,000 for the six months ended June 30, 2008 versus approximately $252,000 for the comparable period ended June 30, 2007. After-tax net income increased nominally from approximately $170,000 for the six months ended June 30, 2007 as compared to approximately $179,000 for the comparable period ended June 30, 2008. The Company experienced earnings per share of approximately $0.03 and $0.03 per share for each of the six month periods ended June 30, 2008 and 2007, respectively.

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

(3)  Liquidity

As of June 30, 2008 and December 31, 2007, the Company has working capital of approximately $793,000 and $(160,000). The Company achieved positive cash flows from operations of approximately $245,000 for the six months ended June 30, 2008 as compared to approximately $400,000 for the comparable period in 2007.

The Company's working capital is directly related to the cash expended and future debt service requirements to acquire land for future development. Additionally, the Company incurred a liability of approximately $1,000,000 ($500,000 each) to two entities controlled by the Company's controlling shareholders, Nick Mehmeti and Duncan Burch related to the securing of an operating license for the Company's Million Dollar Saloon operation in a "non-conforming location" through July 31, 2009. This debt was retired in full using the proceeds of the sale of land in the second quarter of Calendar 2008.

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


Item 4 - Controls and Procedures

1.   Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

2.   Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

         --------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                     Million Dollar Saloon, Inc.

Dated: January 14, 2010                              /s/ Nick Mehmeti
       ----------------                              ---------------------------
                                                                    Nick Mehmeti
                                                        Chief Executive Officer,
                                                     Chief Financial Officer and
                                                                    and Director