Form 10-Q
period 2008-09-30
MILLION DOLLAR SALOON INC
filed 2010-01-20
CIK 1002396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q



(Mark one)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2008

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

       Non-accelerated filer    [ ]       Smaller reporting company    [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [ ] NO [X]


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: January 13, 2010: 5,731,778
                                          ---------------------------

Transitional Small Business Disclosure Format (check one):    YES [ ] NO  [X]

                           Million Dollar Saloon, Inc.

               Form 10-Q for the Quarter ended September 30, 2008

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1 - Financial Statements                                                3

  Item 2 - Management's Discussion and Analysis or Plan of Operation          18

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk         21

  Item 4 - Controls and Procedures                                            22

Part II - Other Information

  Item 1 - Legal Proceedings                                                  22

  Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds        24

  Item 3 - Defaults Upon Senior Securities                                    24

  Item 4 - Submission of Matters to a Vote of Security Holders                24

  Item 5 - Other Information                                                  24

  Item 6 - Exhibits                                                           24

Signatures                                                                    25


Part I
Item 1 - Financial Statements

                  Million Dollar Saloon, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    September 30, 2008 and December 31, 2007


                                                                (Unaudited)         (Audited)
                                                               September 30,       December 31,
                                                                   2008               2007
                                                                -----------        -----------
                                     ASSETS
                                     -------
Current Assets
   Cash on hand and in bank                                     $ 1,366,497        $ 1,211,293
   Inventory                                                         51,094             62,840
   Prepaid expenses                                                   1,213             10,040
                                                                -----------        -----------

     Total current assets                                         1,418,804          1,284,173
                                                                -----------        -----------


Property and Equipment - At Cost
   Buildings and related improvements                             1,526,424          1,526,424
   Furniture and equipment                                          466,070            466,070
                                                                -----------        -----------
                                                                  1,992,494          1,992,494
   Less accumulated depreciation                                 (1,693,416)        (1,625,313)
                                                                -----------        -----------
                                                                    299,078            367,181
   Land                                                             210,000            210,000
                                                                -----------        -----------

     Net property and equipment                                     509,078            577,181
                                                                -----------        -----------


Other Assets
   Land held for future development                               2,661,546          2,661,546
   Property and equipment held for sale                                --              870,930
   Operations agreement, net of accumulated
     amortization of approximately $848,450
     and $712,055, respectively                                     151,550            287,945
   Loan costs, net of accumulated amortization
     of approximately $3,201 and $2,687, respectively                 7,088              7,602
   Security deposits and other                                        1,725              1,725
                                                                -----------        -----------

     Total other assets                                           2,821,909          3,829,748
                                                                -----------        -----------


Total Assets                                                    $ 4,749,791        $ 5,691,102
                                                                ===========        ===========



                                  - Continued -

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.




                  Million Dollar Saloon, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    September 30, 2008 and December 31, 2007


                                                                 (Unaudited)         (Audited)
                                                                September 30,       December 31,
                                                                    2008               2007
                                                                 -----------        -----------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Current maturities of long-term mortgage note payable        $  103,203         $  103,203
   Current maturities of long-term lawsuit settlement payable      100,528            152,037
   Accounts payable - trade                                         19,735             43,095
   Accrued liabilities                                             103,945             90,475
   Federal income taxes payable                                    162,000             55,000
   Contract payable to affiliated entities                            --            1,000,000
   Accrued interest payable to affiliated entities                    --                 --
                                                                ----------         ----------

     Total current liabilities                                     489,411          1,443,810
                                                                ----------         ----------

Long-Term Liabilities
   Long-term mortgage note payable, net of current maturities    1,493,997          1,569,327
   Long-term lawsuit settlement payable                             45,245             87,734
   Deferred tax liability                                           82,763            198,173
                                                                ----------         ----------

     Total liabilities                                           2,111,416          3,299,044
                                                                ----------         ----------

Commitments and Contingencies

Shareholders' Equity Preferred stock - $0.001 par value.
     5,000,000 shares authorized.
     None issued and outstanding                                      --                 --
   Common stock - $0.001 par value.
     50,000,000 shares authorized.
     5,731,778 shares issued and outstanding, respectively.          5,732              5,732
   Retained earnings                                             2,632,643          2,386,326
                                                                ----------         ----------

     Total shareholders' equity                                  2,638,375          2,392,058
                                                                ----------         ----------

Total Liabilities and Shareholders' Equity                      $4,749,791         $5,691,102
                                                                ==========         ==========


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.







                  Million Dollar Saloon, Inc. and Subsidiaries
           Consolidated Statements of Income and Comprehensive Income
             Nine and Three months ended September 30, 2008 and 2007

                                   (Unaudited)


                                          Nine months       Nine months      Three months      Three months
                                             ended             ended            ended             ended
                                         September 30,     September 30,     September 30,     September 30,
                                             2008              2007              2008              2007
                                         -----------       -----------       -----------       -----------
Revenues
   Bar and restaurant sales              $ 2,049,687       $ 2,254,671       $   660,200       $   772,021
   Rental income                             377,594           331,500           149,200           102,000
                                         -----------       -----------       -----------       -----------
   Total revenues                          2,427,281         2,586,171           809,400           874,021
                                         -----------       -----------       -----------       -----------

Cost of Sales - Bar and
   Restaurant Operations                   1,022,116           984,889           323,925           333,038
                                         -----------       -----------       -----------       -----------

Gross Profit                               1,405,165         1,601,282           485,475           540,983
                                         -----------       -----------       -----------       -----------

Operating Expenses
   General and administrative expenses       801,478           921,253           274,844           331,554
   Interest expense                          126,078           178,835            35,720            60,127
   Depreciation and amortization             204,499           204,589            68,166            70,676
                                         -----------       -----------       -----------       -----------
     Total operating expenses              1,132,055         1,304,677           378,730           462,357
                                         -----------       -----------       -----------       -----------

Income from Operations                       273,110           296,605           106,745            78,626

Other Income (Expenses)
   Interest and other miscellaneous           29,276            27,492             8,005             9,658
   Lawsuit settlement                        (10,000)             --             (10,000)             --
   Sale of property easement                    --              16,007              --                --
   Gain on sale of land and building          61,736              --                --                --
                                         -----------       -----------       -----------       -----------


Income before Income Taxes                   354,122           340,104           104,750            88,284

Income Tax (Expense) Benefit
   Currently payable/refundable             (223,215)         (115,635)          (37,731)          (34,135)
   Deferred
                                                --                --                --             115,410
                                         -----------       -----------       -----------       -----------

Net Income                                   246,317           224,469            67,019            54,149

Other Comprehensive Income                      --                --                --                --
                                         -----------       -----------       -----------       -----------



Comprehensive Income                     $   246,317       $   224,469       $    67,019       $    54,149
                                         ===========       ===========       ===========       ===========

Earnings per share of common stock
   outstanding, computed on net income
   - basic and fully diluted             $      0.04       $      0.04       $      0.01       $      0.01
                                         ===========       ===========       ===========       ===========

Weighted-average number
   of shares outstanding                   5,731,778         5,731,778         5,731,778         5,731,778
                                         ===========       ===========       ===========       ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.


                  Million Dollar Saloon, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2008 and 2007

                                   (Unaudited)

                                                                      Nine months         Nine months
                                                                        ended               ended
                                                                     September 30,       September 30,
                                                                         2008                2007
                                                                      -----------         -----------
Cash Flows from Operating Activities
   Net Income                                                         $   246,317         $   224,469
   Adjustments to reconcile net income to
     net cash provided  by operating activities
       Depreciation and amortization                                      205,013             205,103
       Gain on sale of land and building                                  (61,736)               --
       Gain on sale of easement                                              --               (16,007)
       Closing and other costs related to sale of land and building        36,778                --
       (Increase) decrease in
         Accounts receivable - trade and other                               --                  --
Income taxes receivable                                                      --               120,423
         Inventory                                                         11,746             (10,301)
         Prepaid expenses                                                   8,827              (2,526)
       Increase (decrease) in
         Accounts payable and other liabilities                            (9,891)            (12,000)
         Federal income taxes payable                                     107,000              58,662
         Lawsuit settlement payable                                       (93,998)            (67,500)
         Accrued interest payable to affiliated entities                     --                59,835
                                                                      -----------         -----------

     Net cash provided by operating activities                            334,646             560,158
                                                                      -----------         -----------


Cash Flows from Investing Activities
   Cash received on sale of land and building                             895,888                --
   Cash received from sale of property easement                              --                16,007
   Purchases of property and equipment                                       --                (1,191)
   Cash paid for marketable securities                                       --                  (781)
                                                                      -----------         -----------

     Net cash used in investing activities                                895,888              14,035
                                                                      -----------         -----------


Cash Flows from Financing Activities
   Cash paid on operating agreement payable to related parties         (1,000,000)               --
   Principal paid on long-term mortgage note payable                      (75,330)            (61,871)
                                                                      -----------         -----------

     Net cash provided by financing activities                         (1,075,330)            (61,871)
                                                                      -----------         -----------

Increase in Cash and Cash Equivalents                                     155,204             512,322

Cash at beginning of period                                             1,211,293           1,010,743
                                                                      -----------         -----------

Cash at end of period                                                 $ 1,366,497         $ 1,523,065
                                                                      ===========         ===========

Supplemental Disclosures of Interest and Income Taxes Paid
     Interest paid during the period                                  $   125,564         $   118,486
                                                                      ===========         ===========
     Income taxes paid (refunded)                                     $   116,215         $   (63,450)
                                                                      ===========         ===========


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                  Million Dollar Saloon, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           September 30, 2008 and 2007



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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2008 and 2007



NOTE B - Preparation of Financial Statements - Continued

These financial statements reflect the books and records of Million Dollar Saloon, Inc., Furrh, Inc., Tempo Tamers, Inc., Corporation Lex and Don, Inc. for the respective periods ended September 30, 2008 and 2007, respectively. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.


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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2008 and 2007



NOTE C - Summary of Significant Accounting Policies - Continued

5.   Income Taxes - continued
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2008 and December 31, 2007, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

     At September 30, 2008 and 2007, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the earnings per share calculation.

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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2008 and 2007



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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2008 and 2007



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

NOTE F - Concentrations of Credit Risk

The  Company  maintains  its cash  accounts  in various  financial  institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to the listed aggregate coverage per account type per separate legal entity per financial institution. During the period ended September 30, 2008 and for each of the years ended December 31, 2007 and 2006, respectively, the various operating companies maintained deposits in these financial institutions with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses as a result of any of these unsecured situations.

NOTE G - Property and Equipment

Property and equipment consists of the following at September 30, 2008 and December 31, 2007:

                                    September 30,   December 31,
                                         2008           2007     Estimated life
                                     -----------    -----------  --------------

Buildings and related improvements   $ 1,526,424    $ 1,526,424   15-40 years
Furniture and equipment                  466,070        466,070    5-10 years
                                     -----------    -----------
                                       1,992,494      1,992,494
Less accumulated depreciation         (1,693,416)    (1,625,313)
                                     -----------    -----------
                                         299,078        367,181
Land                                     210,000        210,000
                                     -----------    -----------

Net property and equipment           $   509,078    $   577,181
                                     ===========    ===========

Depreciation expense for the nine months ended September 30, 2008 and 2007, respectively, was approximately $68,104 and $68,194.

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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2008 and 2007



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

As of September 30, 2008 and December 31, 2007, respectively, the Company owed approximately $1,597,200 and $1,672,530 on the long-term mortgage note payable.

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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2008 and 2007



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

During the nine months ended September 30, 2008 and 2007, respectively, the Company paid or accrued approximately $26,667 and $59,835 in interest payable on this Agreement. During the quarter ended June 30, 2008, the Company paid this indebtedness and all accrued, but unpaid, interest payable in full.

NOTE K - Income Taxes

The components of income tax expense (benefit) for the nine month periods ended September 30, 2008 and 2007, respectively, are as follows:

                           Nine months        Nine months
                              ended              ended
                           September 30,      September 30,
                               2008               2007
                            ---------          ---------
         Federal:
           Current          $ 223,215          $ 115,635
           Deferred          (115,410)              --
                            ---------          ---------
                              107,105            115,635
                            ---------          ---------
         State:
           Current               --                 --
           Deferred              --                 --
                            ---------          ---------
                                 --                 --
                            ---------          ---------

           Total            $  70,074          $ 115,635
                            =========          =========



                (Remainder of this page left blank intentionally)


                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2008 and 2007



NOTE K - Income Taxes - Continued

The  Company's  income tax expense  (benefit) for each of the nine month periods ended  September  30, 2008 and 2007,  respectively,  differed from the statutory federal rate of 34 percent as follows:
                                                        Nine months     Nine months
                                                            ended           ended
                                                        September 30,   September 30,
                                                            2008            2007
                                                         ---------       ---------
Statutory rate applied to earnings before income taxes   $ 120,400       $  36,000
  Increase (decrease) in income taxes resulting from:
    State income taxes                                        --              --
    Deferred income taxes                                 (115,410)           --
    Effect of reversal of timing differences related
      to sale of land and building                         103,000
    Effect of incremental tax brackets and the
      application of business tax credits                     (185)        (11,300)
                                                         ---------       ---------

  Income tax expense                                     $ 107,805       $  24,700
                                                         =========       =========

The deferred current tax asset and non-current deferred tax lia bility on September 30, 2008 and December 31, 2007, respectively, balance sheet consists of the following:
                                                  September 30,     December 31,
                                                      2008             2007
                                                  ------------     ------------

     Non-current deferred tax liability            $(82,763)        $(198,173)
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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2008 and 2007



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

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2008 and 2007



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

NOTE N - Segment Information

The Company operates with a centralized management structure and has two identifiable operating segments: an adult entertainment lounge and restaurant located in Dallas, Texas and commercial rental real estate located in Dallas and Tarrant Counties, Texas. All revenues are generated operations in these geographic areas. As of September 30, 2008 and December 31, 2007, respectively, all rental revenues are derived from entities controlled by Duncan Burch, an officer, director and controlling shareholder. Approximately 14.8% and 14.8% of total revenues for 2007 and 2006, respectively, were derived from these related parties.

NOTE O - Subsequent Events

On July 31, 2009, in accordance with an agreement with the City of Dallas, the Company ceased all operations associated with the Million Dollar Saloon and Tempo Tamers, Inc.

                  Million Dollar Saloon, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2008 and 2007



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

(2)  Results of Operations

Bar and restaurant sales decreased by approximately $205,000 for the nine months ended September 30, 2008 as compared to the nine month period ended September 30, 2007. The Company experienced net revenues of approximately $2,050,000 in the 2008 period as compared to approximately $2,255,000 for the 2007 period.

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

The Company's rental income was relatively consistent at $377,600 for the nine months ended September 30, 2008 as compared to approximately $331,500 for the comparable nine months ended September 30, 2007. The difference relates directly to the differences in recovered property taxes paid by Don, Inc. on the rental property and reimbursed by the related party lessee. Due to the uncertainty of collection and the fact that this is a related party transaction, the Company records the reimbursement in the accompanying financial statements upon receipt of the funds. All of the leases were/are with entities controlled by Duncan Burch, one of the Company's controlling shareholders.

During Calendar 2004, Management reclassified the net carrying value, approximately $871,000, to "Property and equipment held for sale" in the Company's financial statements on the date of listing for sale. This property was sold on February 5, 2008 for net proceeds of approximately $896,000, resulting in a net gain at the time of sale of approximately $62,000.

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

Cost of sales increased slightly by approximately $37,000 from approximately $985,000 for the nine months ended September 30, 2007 to approximately $1,022,000 for the nine months ended September 30, 2008. Gross profit percentages declined to approximately 57.9% (approximately $1,405,000) for the nine months ended September 30, 2008 versus 61.9% (approximately $1,601,000) for the nine months ended September 30, 2007. Fluctuations in the Company's gross profit percentages react to and parallel the key areas of management focus for cost of sales expenditure control - principally personnel staffing levels and food and beverage costs. These areas, specifically cost controls over purchasing, inventory management protocols and labor management, are continuously monitored to maintain the Company's gross profit percentages.

General and administrative expenses were approximately $801,000 for the nine months ended September 30, 2008 as compared to approximately $921,000 for the comparable period ended September 30, 2007. Management attention to expenditures of all types caused the Company to experience a relatively flat expenditure level for overhead expenses. Management; however, is continually aware of inflationary pressures in the economy, fluctuating legal expenses as a result of ongoing litigation and the general nature of a litigious society and issues related to the City of Dallas Sexually Oriented Business Ordinance. Further, the Company's executive compensation remains relatively stable and is anticipated to remain stable into the foreseeable future. The Company anticipates relatively constant expenditure levels for general operating expenses in future periods and management continues to monitor its expenditure levels to achieve optimum financial results.

The Company experienced net income before income taxes was approximately $354,000 for the nine months ended September 30, 2008 versus approximately $340,000 for the comparable period ended September 30, 2007. After-tax net income increased nominally from approximately $224,000 for the nine months ended September 30, 2007 as compared to approximately $246,000 for the comparable period ended September 30, 2008. The Company experienced earnings per share of approximately $0.04 and $0.04 per share for each of the six month periods ended September 30, 2008 and 2007, respectively.

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

(3)  Liquidity

As of September 30, 2008 and December 31, 2007, the Company has working capital of approximately $929,000 and $(160,000). The Company achieved positive cash flows from operations of approximately $335,000 for the nine months ended September 30, 2008 as compared to approximately $560,000 for the comparable period in 2007.

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

(4)  Critical Accounting Policies

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

Item 4 - Controls and Procedures

1.   Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

2.   Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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